Form 10-Q
period 1996-09-30
FORSYTH BANCSHARES INC
filed 1996-12-18
CIK 1021479

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

                                      or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO
                                                    ---------------
---------------.


                      Commission file number:  333-10909


                           FORSYTH BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


           Georgia                                               58-2231953
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

       501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia  30130
         (Address of principal executive offices, including zip code)

                                (770) 886-9500
              (Registrant's telephone number including area code)

                 425 Tribble Gap Road, Cumming, Georgia  30130
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)  Yes    X           No                (2)  Yes          No    X
              -------           ---                     ---           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

5 shares of common stock, no par value per share, issued and outstanding as of December 18, 1996

                           FORSYTH BANCSHARES, INC.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I     Financial Information

           ITEM 1.  Financial Statements

           Balance Sheet as of September 30, 1996......................

          Statement of Operations for the Three Months Ended
          September 30, 1996 and for the Period of February 14, 1996
          (Inception) to September 30, 1996............................

          Statement of Cash Flows for the Period of February 14,
          1996 (Inception) to September 30, 1996.......................

          Notes to Financial Statements................................

          ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................

PART II   Other Information

          ITEM 6.  Exhibits and Reports on Form 8-K....................

          Signatures...................................................


                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FORSYTH BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                                 BALANCE SHEET

                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                    ASSETS

Cash..................................................................  $ 26,920
Office equipment......................................................    46,656
Deferred organizational costs.........................................    63,166
Deferred offering expense.............................................     5,000
Other assets..........................................................     5,625
                                                                        --------
     Total assets.....................................................  $147,367
                                                                        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Notes Payable...................................................   240,000
     Accrued Liabilities.............................................        --
                                                                       --------
          Total Liabilities..........................................   240,000
Shareholders' equity:
     Preferred stock, no par value; 1,000,000 shares authorized;
            no shares issued or outstanding..........................        --
     Common stock, no par value; 10,000,000 shares authorized;
          5 shares issued and outstanding............................        50
     Deficit accumulated during the development stage................   (92,683)
                                                                       --------

          Total shareholders' equity.................................   (92,633)
                                                                       --------

          Total liabilites and shareholders' equity..................  $147,367
                                                                       ========

                See accompanying notes to financial statements.

                           FORSYTH BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS                     PERIOD FROM
                                                                    ENDED              FEBRUARY 14, 1996 (INCEPTION)
                                                             SEPTEMBER 30, 1996           TO SEPTEMBER 30, 1996
                                                             ------------------        -----------------------------
Revenues:

  Interest income........................................         $     --                          $     --

     Total revenues......................................               --                                --

Expenses:

   Salaries and employee benefits........................           54,044                            54,044
   Interest..............................................               --                                --
   Other operating and pre-opening expenses..............           37,727                            38,639
                                                                  --------                          --------

     Total expenses......................................          (91,771)                          (92,683)
                                                                  --------                          --------
     Net income (loss)...................................         $(91,771)                         $(92,683)
                                                                  ========                          ========

                See accompanying notes to financial statements.

                           FORSYTH BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

    FOR THE PERIOD FROM FEBRUARY 14, 1996 (INCEPTION) TO SEPTEMBER 30, 1996

Cash flows from operating activities:

       Net loss and accumulated deficit............................   $ (92,683)
       Adjustments to reconcile net deficit to net loss and
          accumulated cash used by operating activities............         --
       Increase in accrued liabilities.............................         --
       Payment of deferred organization costs......................     (63,166)
                                                                      ---------

          Cash used by operating activities........................    (155,849)
                                                                      ---------
Cash flows from investing activities:

       Purchase of office equipment................................     (46,656)
       Other investments...........................................     (10,625)
                                                                      ---------
          Cash used by investment activities.......................     (57,281)

Cash flows from financing activities:

       Proceeds from note payable...................................    240,000
       Sale of common stock.........................................         50
                                                                      ---------
          Cash used from financing activities.......................    240,050
                                                                      ---------

Net increase in cash and cash equivalents...........................     26,920

Cash at beginning of period.........................................         --
                                                                      ---------
Cash at end of period...............................................  $  26,920
                                                                      =========
                See accompanying notes to financial statements.

                           FORSYTH BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

     Forsyth Bancshares, Inc. (the "Company") was incorporated on February 14, 1996 for the purpose of becoming a bank holding company. The Company intends to acquire all of the outstanding common stock of The Citizens Bank of Forsyth County (the "Bank"), which will operate in the Cumming/Forsyth County, Georgia area. The organizers of the Bank have received preliminary regulatory approval for the charter and deposit insurance of the Bank from the Department of Banking and Finance of the State of Georgia ("DBF") and the Federal Deposit Insurance Corporation ("FDIC"). Provided that the necessary capital is raised and all final regulatory approvals are obtained, it is expected that the Bank will commence operations early in the first quarter of 1997. The Company has received approval from the Federal Reserve Bank of Atlanta (the "Federal Reserve") to become a bank holding company.

     The Company filed a Registration Statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") relating to the offering for sale of a minimum of 665,000 and a maximum of 800,000 shares of its common stock, no par value per share (the "Common Stock") at a price of $10 per share. The Registration Statement became effective on November 5, 1995, and the Company commenced its offering as of that date.

     The Company is a development stage enterprise as defined by FASB Statement No. 7, "Accounting and Reporting by Development Stage Enterprises." As it devotes substantially all of its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue for the planned principal operations.

     Activities since inception have consisted of organizational activities necessary to obtain regulatory approvals and to otherwise prepare to commence business as a financial institution. As of September 30, 1996, the Company has hired a President and Chief Executive Officer, a Chief Financial Officer and a Senior Lending Officer to begin the organization of the Bank.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conforms to generally accepted accounting principals and to the general practices in the banking industry. The Company uses the accrual method of accounting and has adopted a December 31 fiscal year end.

     Cash Flows

     The statement of cash flows was prepared using the indirect method by reconciling net loss to net cash flows from pre-opening activities by adjusting for the effects of current assets and short-term liabilities.

     Organizational Costs

     Costs incurred for the organization of the Company and the Bank (consisting primarily of legal, consulting, accounting and incorporation fees) have been capitalized and will be amortized over a period not to exceed five years. Amortization of these costs will begin when the Bank commences operations.

     Deferred Offering Expenses

     Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the net proceeds of the offering as a charge to the no par value common stock.

     Pre-Opening Expenses

     Costs incurred for overhead and other operating expense are included in the current period's operating results.

     Net Loss Per Common Share

     Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during the period.


3.   RELATED PARTY TRANSACTIONS

     At June 30, 1996, the organizers of the Company had an established a partnership, FCO Partners ("FCO"), which provided the Company with the necessary funds to operate and carry on the business of organizing the Company and the Bank. The organizers had contributed a total of $105,000 to FCO, which has been reflected on the balance sheet as a liability of the Company. Additional funds had been committed of $25,520, which were reflected on the June 30, 1996 financial statements as an asset to the Company. Although the amounts advanced were not callable by the organizers, the Company has fully reimbursed the monies contributed by the organizers by advancing funds obtained from an unsecured line of credit. The line of credit was obtained August 1, 1996 for $650,000 to fund organization, offering and pre-opening expenses. The line of credit matures on August 1, 1997 and accrues interest which is payable quarterly at the lender's prime rate of interest. Each organizer has guaranteed a pro rata portion of the line of credit, and the line will be repaid from the net proceeds of the offering when the Bank commences operations. As of September 30, 1996, the outstanding balance on the line of credit was $240,000.

4.   PREFERRED STOCK

     Shares of preferred stock may be issued from time to time in one or more series as may be established by resolution of the board of directors of the Company. Each resolution shall include the number of shares issued, preferences, dividend provisions, special rights and limitations as determined by the board.

5.   INCOME TAXES

     At September 30, 1996, the Company had a net operating loss carry forward for tax purposes of approximately $93,000.00, which will expire by the year 2011 if not previously utilized. No income tax expense or benefit was recorded for the period ended September 30, 1996 due to this loss carry forward.

6.   COMMITMENTS

     On February 9, 1996, the Company entered into an operating lease agreement for a building which will serve as the main office of the Company and the Bank, contingent upon the receipt of all required regulatory approvals. The anticipated minimum lease payments related to the lease are as follows:

           Year 1...................................    $67,500
           Year 2...................................     69,525
           Year 3...................................     71,611
           Year 4...................................     73,759

     This lease will be canceled should the Company or the Bank not receive the required regulatory approvals.

     The President and Chief Executive Officer has executed an employment agreement with the Company which provides for an initial term of five years commencing on June 28, 1996 and can be extended by the Company each year so that the remaining term will continue to be five years. The Company is to maintain a $1,000,000 key man life insurance policy, with $600,000 payable to the Company and $400,000 payable to the President's family. The agreement further provides for other perquisites and subjects the President to certain non-compete restrictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Company was incorporated on February 14, 1996 (the "Inception Date"). Since the Inception Date, the Company's principal activities have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the DBF for its application to charter the Bank (preliminary approval obtained June 5, 1996), the FDIC for its application for insurance on the deposits of the Bank (preliminary approval obtained in July 3, 1996) and the Federal Reserve for its application to become a bank holding company by acquiring all of the capital stock of the Bank (approval obtained November 25, 1996). These approvals were necessary for the Company to become a bank holding company and for the organization and capitalization of the Bank. The Company filed a Registration Statement on Form S-1 with the Commission relating to the offering for sale of a minimum of 665,000 and a maximum of 800,000 shares of its Common Stock at a price of $10 per share. The Registration Statement was declared effective by the Commission on November 5, 1996, and the Company commenced its offering on that date.

     At September 30, 1996, the Company had total assets of $147,367, consisting primarily of deferred organizational costs of $63,166, deferred offering costs of $5,000 and equipment and furniture of $46,656. The organizational costs have been capitalized and will be amortized over five years. The deferred offering costs will be reimbursed from the net proceeds of the offering. Other assets include a deposit on the lease and cash on hand.

     The Company's liabilities at September 30, 1996 were $240,000, consisting of a note payable accruing interest at the lender's prime rate with interest payable quarterly. The line of credit was obtained on August 1, 1996 for the purpose of funding the expenses to organize the Bank and is guaranteed by the organizers of the Company on a pro-rata basis.

     The Company had a net loss of $91,770 for the three month period ended September 30, 1996 and a loss from Inception Date to September 30 of $92,683. These losses resulted from expenses incurred in connection with the activities related to the organization of the Company and the Bank. These activities include, without limitation, the preparation and filing of applications with the necessary regulatory authorities for approvals. Included in the expenses are $54,044 for salaries for the President and Chief Executive Officer, Chief Financial Officer and Senior Lending Officer. Other operating expenses include, without limitation, office rental, supplies and other miscellaneous expenses. Because the Company is in the organizational stage, it has had no operations from which to generate revenues.

     The Company intends to devote the remainder of its fiscal year to conducting the offering, completing the organization of the Bank and organizing and developing the other business activities of the Company. With respect to the Bank, these activities will include completing all required steps for final approvals from the DBF to charter the Bank and the FDIC to obtain insurance on the deposits of the Bank, hiring qualified personnel to work in the Bank, developing business contacts for the Bank and the Company for prospective customers and taking whatever other actions necessary for a successful Bank opening. With respect to the Company, these activities will include completing all required steps for final approval from the Federal Reserve to become a bank holding company by acquiring all of the capital stock of the Bank.

                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          27   Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FORSYTH BANCSHARES, INC.


Date:  December 18, 1996               By: /s/ David H. Denton
                                           -------------------------------------
                                           David H. Denton
                                           President and Chief Executive Officer

                                 EXHIBIT INDEX


27   Financial Data Schedule