Form 10-K405
period 1996-12-31
FORSYTH BANCSHARES INC
filed 1997-03-31
CIK 1021479

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-K

                            -----------------------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

                       Commission file number:  333-10909
                            FORSYTH BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


          Georgia                                      58-2231953
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


  501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia  30130
                    (address of principal executive office)

     (Registrant's telephone number, including area code):  (770) 886-9500


Securities registered pursuant to Section 12(b) of the Act:

                 None                                    None
        (Title of each class)              (Name of each exchange on which
                                                     registered)


Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
     -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the sale price of common stock on March 1, 1997, was approximately $6,307,500.

As of March 1, 1997, there were 800,000 shares of the registrant's common stock outstanding.

List hereunder the documents incorporated by reference and the part of the Form 10-K (e.g., part I. Part II, etc.) into which the document is incorporated:
None.
================================================================================


                                                 INDEX

PART I                                                                                            PAGE
                                                                                                  ----
Item 1.  Business...............................................................................     1
Item 2.  Properties.............................................................................    12
Item 3.  Legal Proceedings......................................................................    12
Item 4.  Submission of Matters to a Vote of Security Holders....................................    12


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................    12
Item 6.  Selected Financial Data................................................................    13
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    14
Item 8.  Financial Statements and Supplementary Data............................................    16
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    25


PART III

Item 10.  Directors and Executive Officers of the Registrant....................................    25
Item 11.  Executive Compensation................................................................    28
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................    29
Item 13.  Certain Relationships and Related Transactions........................................    29


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................    31

Signatures.....................................................................................    33

Exhibits.......................................................................................    35

                                     PART I

ITEM 1.     BUSINESS

GENERAL

          Forsyth Bancshares, Inc. (the "Company") was incorporated as a Georgia corporation on February 14, 1996, primarily to own and control all of the capital stock of The Citizens Bank of Forsyth County (the "Bank"). The Company initially engages in no business other than owning and managing the Bank.

          The Bank received final regulatory approval on January 30, 1997 from Department of Banking and Finance of the State of Georgia (the "DBF") and the Federal Deposit Insurance Corporation (the "FDIC") to begin business on February 3, 1997. The Company received final approval to acquire the capital stock of the Bank from the DBF on October 15, 1996 and from the Federal Reserve Bank of Atlanta (the "Federal Reserve"), as delegate of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") on November 25, 1996. The Bank commenced operations on February 3, 1997 as a commercial bank engaging in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns and individuals, primarily in Cumming, Georgia and the surrounding area, including Forsyth County (the "Forsyth County Area").

          The organizers of the Company and the Bank (the "Organizers") chose a holding company structure under which the Company acquired all of the capital stock of the Bank because, in the judgment of management, the holding company structure provides flexibility that would not otherwise be available. The holding company structure can assist the Bank in maintaining its required capital ratios because, subject to compliance with Federal Reserve Board debt guidelines, the Company may borrow money and contribute the proceeds to the Bank as primary capital. Moreover, a holding company may engage in certain non-banking activities that the Federal Reserve Board has deemed to be closely related to banking. See "-- Supervision and Regulation." Although the Company has no present intention of engaging in any of these activities, if circumstances should lead the Company's management to believe that there is a need for these services in the Bank's market area and that such activities could be profitably conducted, management of the company would have the flexibility of commencing these activities upon filing a notice or application with the Federal Reserve.

MARKETING FOCUS

          Most of the banks in the Forsyth County Area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Georgia and the Forsyth County Area, management believes that there is a void in the community banking market in the Forsyth County Area and that the Bank can successfully fill this void. As a result, the Company generally will not attempt to compete for the banking relationships of large corporations, but will concentrate its efforts on small- to medium-sized businesses and on individuals.

          The Bank plans to advertise aggressively, using all forms of media, as well as direct mail, to target market segments and will emphasize the Company's local ownership, community bank nature and ability to provide more personalized service than its competition. Management, as long-time residents and business people in the Forsyth County Area, has determined the credit needs of the area through personal experience and communications with their business colleagues. Management believes that the proposed community bank focus of the Bank is likely to succeed in this market. Management believes that the area will react favorably to the Bank's emphasis on service to small businesses, professional concerns and individuals. However, no assurances in this respect can be given.

LOCATION AND SERVICE AREA

          The Bank is a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns and individuals, primarily in Cumming, Georgia and the surrounding area, including Forsyth County. The principal executive offices and telephone number of both the Company and the Bank are located at 501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia 30130, (770) 886-9500.

          The Bank's primary service area is Forsyth County, Georgia, which is located in North Georgia. Forsyth County had an estimated population of 52,700 in 1994 and 60,311 in 1995. The average estimated effective buying income per household of $49,035 in 1994. The estimated unemployment rates in Forsyth County were 5.4%, 3.8% and 3.3% in 1992, 1993 and 1994, respectively. The estimated number of households in Forsyth County grew from 15,938 in 1990 to 21,828 in 1995. Cumming is the only city in the county and may be reached via major highways including Georgia Highways 9, 20, 141, 306, 369 and 400.

          The principal components of the economy of Forsyth County are wholesale and retail trade, manufacturing, services and construction industries. According to the Cumming/Forsyth County Chamber of Commerce, the largest employers in the county include Tyson Foods, Inc., Siemans Industrial Automation and Scientific Games, Inc. Dozens of manufacturing industries operate in Forsyth County and industrial and business developments may expand and establish additional facilities in Forsyth County.

DEPOSITS

          The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to the Bank's principal market area at rates competitive to those offered in the Forsyth County Area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and governmental authorities. The Bank currently expects deposits to be allocated among certain categories as follows: 13% demand deposits, 11% NOW accounts, 73% time deposits and 3% government deposits.

LENDING ACTIVITIES

          General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to small- to medium-sized businesses, professional concerns and individuals that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank has established policies, which are subject to change, that limit the loans in each general category to the following percentage: 35% real estate loans, 25% commercial loans and 40% consumer loans.

          Credit Risk. There are certain risks inherent in making all loans. A principal economic risk inherent in making loans is the creditworthiness of the borrower. Other risks inherent in making loans include risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and, in the case of a collateralized loan, risks resulting from uncertainties as to the future value of the collateral. Management will maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management will make various assumptions and judgments about the ultimate collectibility of the loan portfolio and provide an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. Certain specific risks with regard to each category of loans are described under the separate subheading for each type of loan below.

          Real Estate Loans. Management expects that one of the primary components of the Bank's loan portfolio will be loans secured by first or second mortgages on real estate. These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (but will exclude home equity loans, which are classified as consumer loans). Loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. The Bank will generally charge an origination fee. Management will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The Bank's policy is for the loan-to-value ratio for (i) first and second mortgage loans and (ii) construction loans not to exceed 80% and 75%, respectively. In addition, the Bank may require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank will compete for real estate loans with a number of bank competitors which are well-established in the Forsyth County Area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See "-- Competition". The Bank may also originate loans for sale into the secondary market. The Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

          Commercial Loans. The Bank will make loans for commercial purposes in various lines of businesses. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchases of equipment and machinery. Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Forsyth County Area. The well-established banks in the Forsyth County Area will make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand competitive, economic and financial conditions than larger borrowers.

          Consumer Loans. The Bank will make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and revolving lines of credit such as credit cards. These loans typically will carry balances of less than $25,000 and, in the case of non-revolving loans, will be amortized over a period not exceeding 48 months or will be 90-day term loans, in each case bearing interest at a fixed rate. The revolving loans will typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit will generally be the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit will typically expire 10 years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans will be the established banks in the Forsyth County Area.

          Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the officers' loan committee. The Bank has established an officers' loan committee that has lending limits, and any loan in excess of this lending limit will be approved by the loan committee. The Bank will not make any loans to any director, officer or employee of the Bank unless the loan is approved by the Bank's Board of Directors, or a committee thereof, and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

          Lending Limit. Under the Georgia Financial Institutions Code (the "Financial Institutions Code"), the Bank is limited in the amount it can loan to a single borrower (including the borrower's related interests) by the amount of the Bank's statutory capital base. The limit is 15% of the statutory capital base unless each loan in excess of the 15% is approved by the Bank's Board of Directors, or a committee thereof, and unless the entire amount of the loan is secured by good collateral or other ample security. In no event, however, may the aggregate amount loaned to any borrower exceed 25% of the Bank's statutory capital base, subject to certain exceptions relating to the type and adequacy of the collateral for such loan. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. The Bank does not have any internal policy restrictions concerning loans to one borrower other than the limits imposed by the Financial Institutions Code and those relating to loans to affiliates. See "-- Supervision and Regulation -- The Bank -- Transaction With Affiliates and Insiders." Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

          Other anticipated bank services include cash management services, safe deposit boxes, travelers checks, direct deposits of payroll and social security checks and automatic drafts for various accounts. The Bank plans to become associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions. The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the DBF.

COMPETITION

          The banking business is highly competitive. The Bank will compete as a financial intermediary with other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Forsyth County Area and elsewhere. As of June 30, 1996, there were six commercial banks, with 14 commercial bank branches, no savings institutions and one credit union operating in Forsyth County. A number of these competitors are well-established in the Forsyth County Area. Most of these institutions have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not expect to provide or will not provide initially. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits. In addition, non-depository institution competitors are generally not subject to the extensive regulations applicable to the Company and the Bank. Recent federal legislation permits commercial banks to establish operations nationwide, further increasing competition from out-of-state financial institutions. Furthermore, recently enacted Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia, thus creating further opportunities for other financial institutions to compete with the Bank. Generally, from July 1, 1996 to July 1, 1998, any bank located in Georgia may branch into any three additional Georgia counties regardless of the location of the parent bank. After July 1, 1998, banks may establish branch banks statewide without limitation. In addition, on-line computer banking via the Internet or otherwise may also become an increasing source of competition for community financial institutions such as the Bank. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits. Management believes that the Bank will be able to compete effectively with these institutions in the Bank's proposed markets, but no assurances can be given in this regard.

SUPERVISION AND REGULATION

          The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the FDICIA, which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The banking industry is also likely to change significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

THE COMPANY

          General Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956 (the "BHCA") and the Financial Institutions Code. The activities of the Company will also be governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

          The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and will be required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks; furnishing services to or performing services for its subsidiaries and engaging in other activities that the Federal Reserve determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto.

          Investments, Control and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) acquiring substantially all the assets of any bank;
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or (iii) merging or consolidating with another bank holding company.

          In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange

Act of 1934, as amended (the "Exchange Act") (which the Company would likely be required to do with respect to the Company's common stock, no par value per share (the "Common Stock") once it has more than 500 shareholders of record) or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

          Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare.

          The Federal Reserve Board will impose certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "-- Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company will be able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends will be subject to regulatory restrictions as described below in "-- The Bank -- Dividends"). The Company will also be able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

          Source of Strength. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

          The Financial Institutions Code. All Georgia bank holding companies must register with the DBF under the Financial Institutions Code. A registered bank holding company must provide the DBF with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The DBF may also require such other information as is necessary to keep itself informed about whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may make examinations of any bank holding company and its subsidiaries.

          Under the Financial Institutions Code, it is unlawful without the prior approval of the DBF: (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of the bank; (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank; or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It is also unlawful for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition. In addition, in any such acquisition by an existing bank holding company, the initial banking subsidiary of such bank holding company must have been incorporated for not less than two years before the holding company can acquire another bank.

          The Financial Institutions Code and applicable provisions of federal law allow interstate banking by permitting bank holding companies to acquire Georgia banking organizations so long as the Georgia-based banks to be acquired have been in existence and continuously operated as banks for five years or more. Georgia bank holding companies are likewise permitted to acquire banking organizations in other states, subject to similar aging requirements. Effective June 1, 1977, banks located in every state (other than Texas) may merge or consolidate with Georgia-based banks that satisfy the five-year age requirement. Following such mergers or consolidations, the resulting bank may expand in each state where its predecessors were located, subject to the branching laws of that particular state. Those acquisitions and transactions are generally subject to federal and Georgia approval as described above. See "-- The Bank -- Branching."

          Glass-Steagall Act. The Company will also be restricted in its activities by the provisions of the Glass-Steagall Act, which will prohibit the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale or distribution of Securities. The interpretation, scope and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

THE BANK

          General. The Bank will operate as a state-chartered non-member bank organized under the laws of the State of Georgia and subject to examination by the DBF. Deposits in the Bank will be insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The DBF and the FDIC will regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit gathering practices. The DBF will require the Bank to maintain certain capital ratios and will impose limitations on the Bank's aggregate investment in real estate, bank premises, furniture and fixtures. The Bank will be required by the DBF to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the DBF.

          Under FDICIA, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; and (v) asset quality.

          State non-member banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the DBF or the Federal Reserve Board, respectively, to be troubled institutions must give the DBF or the Federal

Reserve Board, respectively, 30 days prior notice of the appointment of any senior executive officer or director. Within the 30-day period, the DBF or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment. The Company and the Bank will meet the criteria which trigger this additional approval during the first two years after they are registered or chartered, respectively.

          Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the fees that commercial banks and thrifts pay to BIF and SAIF have increased. Since 1993, insured depository institutions, such as the Bank, have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC substantially lowered premiums for well-capitalized BIF-insured banks. The current range of premiums for BIF-insured banks ranges from $2,000 per year to $.31 per $100 of deposits. During its initial months of operations, it is likely that the Bank's assessment rate will be $2,000 per year. Increases in deposit insurance premiums will increase the Bank's cost of funds, and there can be no assurance that deposit insurance premiums will not increase in the future.

          Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

          The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit:
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

          Dividends. The principal source of the Company's cash revenues will come from dividends received from the Bank. Under the Financial Institutions Code, cash dividends on the Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which the Bank's paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the DBF's current rules and regulations require prior DBF approval before cash dividends may be declared and paid if: (i) the Bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's assets classified as adverse as to repayment or recovery by the DBF at the most recent examination of the Bank exceeds 80% of the Bank's equity capital as reflected at such examination. In addition, the Federal Reserve Board has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as the term is defined in the applicable regulations.

          Branching. The Bank currently has no plans to establish a branch office. Recently, Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia. Under Georgia law currently in effect, generally, from July 1, 1996 to July 1, 1998, any bank located in Georgia may branch into three additional Georgia counties regardless of the location of the parent bank. After July 1, 1998, banks may establish branch banks statewide without limitation. In addition, the Company, with prior regulatory approval, and following the passage of 24 months from the date of incorporation of the Bank, will be permitted to acquire interests in and operate banks throughout the state and under current Georgia law, any bank acquired by the Company could be merged into the Bank and its offices could then be operated as branches of the Bank. Although the Bank currently has no definitive plans for opening any branch offices, depending on profitability and community needs, other branches may be considered in the future.

          Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC and the DBF shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

          Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as: (i) the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; (ii) the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; (iii) the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; (iv) the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; (v) the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and (vi) the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL REGULATIONS

          The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either entity will be subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible Securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

          Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating and direct obligations of or obligations guaranteed by the United States Treasury or United States government agencies, which have a 0% rating.

          The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

          FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, management expects the Bank to qualify as "well-capitalized."

          Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.
The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to: (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

          These capital guidelines can affect the Company in several ways.
After completion of this offering, the Company's capital levels will initially be more than adequate. However, rapid growth, poor loan portfolio performance or poor earnings performance or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

          FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk and the risks of non-traditional activities. It is uncertain what effect these regulations, when implemented, would have on the Company and the Bank.

          Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

          The DBF will require the Bank to maintain a ratio (the "Primary Capital Ratio") of total capital (which is essentially Tier 1 capital plus the allowance for loan losses) to total assets (defined as balance sheet assets plus the allowance for loan losses) of at least 6%. In addition, the Bank expects that, in accordance with DBF policy and prior practice, the Bank will be required to maintain a Primary Capital Ratio of 8% during its first three years of operation.

ENFORCEMENT POWERS

          FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees and agents of a financial institution and independent contractors such as attorneys, accountants and others, who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease-and-desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

RECENT LEGISLATIVE DEVELOPMENTS

          The Interstate Banking Act was passed by Congress in 1994 and provides for unrestricted interstate bank mergers, unrestricted interstate acquisition of banks by bank holding companies, and interstate de novo branching by banks. The States, however, may opt in or opt out of several of such Act's provisions. As a result of these laws and proposed legislation, the number of competitors in the Company's market may increase. However, the Company believes it can compete effectively in the market and that the legislation will not have a material adverse impact on the Company or the Bank. From time to time, various bills are introduced in the United States Congress and the Georgia legislature with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company. See also "-- The Company -- The Financial Institutions Code" and "-- The Bank -- Branching."

EFFECT OF GOVERNMENTAL MONETARY POLICIES

          The earnings of the Bank will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

EMPLOYEES

          The Bank had five full-time employees at December 31, 1996 and 12 full-time employees upon commencement of operations on February 3, 1997. The Company will not have any employees other than its officers, none of whom will initially receive any remuneration for their services to the Company.


ITEM 2.     PROPERTIES

          The site of the Bank's principal facility is located at 501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia 30130. The Company will lease the principal facility consisting of approximately 4,500 square feet under a Sublease Agreement, as amended, with NationsBank, N.A. (South), the initial term of which expires August 31, 2000. The base annual rent under the sublease is approximately $67,500, $69,525, $71,611 and $73,759 in years one through four, respectively. The Company has completed building renovations and initial site preparation of the facility, at a cost of approximately $118,000, increasing the facility size to at least 6,000 square feet. The Company believes that the facilities will adequately serve the Bank's needs for its first several years of operation.


ITEM 3.     LEGAL PROCEEDINGS

          There are no material legal proceedings to which the Company or the Bank or any of their properties are subject.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

          There is currently no market for the shares of Common Stock and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the Company's Common Stock to be traded on any stock exchange or over-the-counter market. As a result, investors who need or wish to dispose of all or part of their shares may be unable to do so except in private, directly negotiated sales.

ITEM 6.     SELECTED FINANCIAL DATA

          The following selected financial data for the Company for the period from February 14, 1996 (inception) until December 31, 1996, is derived from the financial statements and other data of the Company.

                                               AS OF AND FOR THE
                                                  PERIOD ENDED
                                               DECEMBER 31, 1996
INCOME STATEMENT DATA:                         -----------------
   Interest income on restricted cash........... $   28,939
   Salaries and employee benefits...............    133,129
   Interest.....................................     10,751
   Rent.........................................     38,950
   Other operating expenses.....................     24,479
   Net loss.....................................   (178,370)
BALANCE SHEET DATA:
   Cash......................................... $   38,993
   Restricted cash..............................  5,986,074
   Premises and equipment.......................    303,405
   Organization costs...........................     71,288
   Deferred offering expenses...................     20,469
   Other assets.................................     14,298
   Accrued expenses.............................     11,773
   Subscribers' deposits........................  5,986,074
   Note payable - line of credit................    615,000
   Deficit accumulated during the...............   (178,370)
   development stage Stockholder's deficit......   (178,320)
WEIGHTED AVERAGE SHARES OUTSTANDING.............    800,000
PER SHARE DATA:
   Net loss..................................... $ (178,370)
   Stockholder's deficit per share.............. $    (0.22)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company was organized on February 14, 1996 (the "Inception"). Since the Inception, the Company's principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the DBF and the FDIC of its application to charter the Bank, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

          At December 31, 1996, the Company had total assets of $6,434,527. These assets consisted principally of restricted cash from stock subscriptions of $5,986,074, premises and equipment of $303,405, organization costs of $71,288, cash of $38,993 and other deferred charges. Premises and equipment consists primarily of modifications for the Bank's main office site, for which the Company plans to spend a total of approximately $415,000 in improvements to the current structure. The organization costs relate to the organization of the Company and the Bank and have been capitalized and will be amortized over five years.

          The Company's liabilities at December 31, 1996 were $6,612,847, and consisted primarily of subscribers' deposits of $5,986,074, advances under a line of credit from a bank of $615,000 and other accrued expenses. The Company's line of credit with The Bankers Bank is in the amount of $650,000, and the balance of $35,000 is available to fund future organization expenses and improvements to be made to the building prior to breaking escrow on the subscribers' deposits. The Company had a stockholder's deficit of $178,320 at December 31, 1996.

          The Company had a net loss of $178,3 70, from February 14, 1996 (Inception) through December 31, 1996, or a pro forma net loss of $0.22 per share (assuming the sale of the 800,000 shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank, the preparation of an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the DBF, the FDIC and the Federal Reserve Board in connection with the application process, a Prospectus and filing a Registration Statement with the Securities and Exchange Commission (the "Commission") and the preparation of a Prospectus, the selling of the Common Stock, meetings and discussions among various organizers regarding application and Commission filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company and taking other actions necessary for a successful bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues other than the interest earned on the escrowed deposits.

          $6,500,000 of the net proceeds of the Company's initial public offering were used to capitalize the Bank, and the remainder was used to pay organization expenses of the Company and provide working capital, including additional capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. The Bank opened for business as a commercial bank to serve the Forsyth County Area on February 3, 1997. The Company believes that income from the operations of the Bank will be sufficient to fund the activities of the Company on an ongoing basis; however, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability.

FORWARD-LOOKING STATEMENTS

          The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's fillings with the Commission. Statements made in this Annual Report on Form 10-K (the "Annual Report"), other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as of the date thereof as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, risk associated with those items set forth under the caption "Risk Factors" on pages 7 through 10 of the Company's Prospectus dated November 5, 1996 as well as the effects of future economic conditions; governmental monetary and fiscal policies on deposit levels, loan demand, loan management, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, including firms with offerings by mail, telephone, computer and the Internet; changes in government regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for possible loan losses, including the value of collateral underlying delinquent loans. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FORSYTH BANCSHARES, INC.                                                PAGE
                                                                        ----
Report of Independent Certified Public  Accountants...................... 17

Balance Sheet as of December 31, 1996.................................... 18

Statements of Operations for the Period from February 14, 1996
 (inception) to December 31, 1996........................................ 19

Statement of Changes in Stockholder's Equity for the Period from
 February 14, 1996 (inception) to December 31, 1996...................... 20

Statement of Cash Flows for the Period from February 14, 1996
 (inception) to December 31, 1996........................................ 21

Notes to Financial Statements............................................ 22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS
FORSYTH BANCSHARES, INC.

          We have audited the accompanying balance sheet of Forsyth Bancshares, Inc. as of December 31, 1996, and the related statements of operations, changes in stockholder's equity and cash flows for the period from February 14, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forsyth Bancshares, Inc. as of December 31, 1996 and the results of its operations and its cash flows from February 14, 1996 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.

                                          PORTER KEADLE MOORE, LLP

                                          /s/  Porter Keadle Moore, LLP

                                          Successor to the practice of
                                          Evans, Porter, Bryan & Co.

Atlanta, Georgia
March 17, 1997

                            FORSYTH BANCSHARES, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 1996


                                     ASSETS
                                     ------

Cash........................................................ $   38,993

Restricted cash.............................................  5,986,074

Premises and equipment......................................    303,405

Organization costs..........................................     71,288

Deferred offering expenses..................................     20,469

Other assets................................................     14,298
                                                             ----------

                                                             $6,434,527
                                                             ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------
Accrued expenses..........................................   $   11,773

Subscribers' deposits.....................................    5,986,074

Note payable - line of credit.............................      615,000

                  Total liabilities.......................    6,612,847

Commitments

Stockholder's equity:
  Preferred stock, no par value; 1,000,000 shares
   authorized; no shares issued and outstanding...........      --

  Common Stock, no par value; 10,000,000 shares
   authorized; 5 shares issued and outstanding............           50

  Deficit accumulated during the development stage........     (178,370)


  Total stockholder's equity..............................     (178,320)
                                                             ----------

                                                             $6,434,527
                                                             ==========

                See accompanying notes to financial statements.

                            FORSYTH BANCSHARES, INC.

                            STATEMENT OF OPERATIONS

     FOR THE PERIOD FROM FEBRUARY 14, 1996 (INCEPTION) TO DECEMBER 31, 1996



Interest income on restricted cash......   $  28,939

Expenses:

  Salaries and employee benefits........     133,129

  Interest..............................      10,751

  Rent..................................      38,950

  Other operating.......................      24,479
                                           ---------

      Total expenses....................     207,309
                                           ---------

      Net loss..........................   $(178,370)
                                           =========

      Pro forma net loss per share......   $   (0.22)
                                           =========


                See accompanying notes to financial statements.

                            FORSYTH BANCSHARES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

     FOR THE PERIOD FROM FEBRUARY 14, 1996 (INCEPTION) TO DECEMBER 31, 1996



Proceeds from the sale of organization     $50        --         50
 shares

Net loss                                    --  (178,370)  (178,320)
                                           ---  ---------  ---------

Balance, December 31, 1996                 $50  (178,370)  (178,320)
                                           ===  =========  =========

                See accompanying notes to financial statements.

                            FORSYTH BANCSHARES, INC.

                            STATEMENT OF CASH FLOWS

     FOR THE PERIOD FROM FEBRUARY 14, 1996 (INCEPTION) TO DECEMBER 31, 1996



Cash flows from operating activities:
   Net loss............................................... $(178,370)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
   Interest income received on restricted cash............   (28,939)
   Increase in other assets...............................   (14,298)
   Increase in other liabilities..........................    11,773
                                                           ---------

          Net cash used in operating activities...........  (209,834)
                                                           =========

Cash flows from investing activities:
   Purchases from premises and eqipment...................  (303,405)
   Organization costs.....................................   (71,288)
   Payments for stock offering expenses...................   (20,469)
                                                           ---------

   Net cash used in investing activities..................  (395,162)
                                                           =========

Cash flows from financing activities:
   Proceeds from note payable.............................   615,000
   Proceeds from the sale of organization shares..........        50
                                                           ---------

          Net cash provided by financing activities.......   615,050
                                                           =========

          Net increase in cash and cash equivalents.......    10,054

Cash and cash equivalents at beginning of period..........       --
                                                           ---------

Cash and cash equivalents at end of period................ $  10,054
                                                           =========

Supplemental cash flow information:
   Cash paid for interest................................. $   3,978

During the period ended December 31, 1996 restricted cash increased $5,986,074 as a result of subscriptions for Common Stock and corresponding deposits to the escrow account.

                See accompanying notes to financial statements.

                            FORSYTH BANCSHARES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION
     ------------

     Forsyth Bancshares, Inc. (the "Company") was incorporated for the purpose of becoming a bank holding company. The Company, which is subject to regulation by the Federal Reserve Bank, conducts its business through its wholly-owned bank subsidiary, The Citizens Bank of Forsyth County (the "Bank"), which will operate initially in the Cumming/Forsyth County, Georgia area.

     The Company raised $8,000,000 through an offering of its no par value common stock (the "Common Stock") at $10 per share, of which $6,500,000 was used to initially capitalize the Bank. The organizers subscribed for approximately $1,405,000 of the Company's stock.

     Operations through December 31, 1996 relate primarily to expenditures for incorporating and organizing the Company, including raising capital and securing banking facilities. The Company was reported on as a development stage entity as of June 30, 1996.

     On February 3, 1997, the Bank opened for business to serve the Cumming/Forsyth County, Georgia area as a commercial bank. The Bank is chartered and regulated by the Department of Banking and Finance of the State of Georgia and is insured by and subject to regulation by the Federal Deposit Insurance Corporation.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     CASH FLOWS

     For purposes of reporting cash flows, cash consists of amounts due from banks that are not restricted as to their use.

     ORGANIZATION COSTS

     Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are being capitalized and amortized over five years, beginning when banking operations commenced.

     DEFERRED OFFERING EXPENSES

     Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

     PRE-OPENING EXPENSES

     Costs incurred for overhead and other operating expenses are included in the current period's operating results.

     PRO FORMA NET LOSS PER COMMON SHARE

     Pro forma net loss per common share is calculated by dividing net loss by the 800,000 shares of Common Stock which were successfully sold in the initial public offering, as prescribed in Staff Accounting Bulletin Topic 1:B.

(3)  RESTRICTED CASH
     ---------------

     At December 31, 1996, subscribers' deposits of $5,986,074 were held in escrow. The escrow agreement prohibits the release of funds until subscriptions for at least 665,000 shares, or $6,650,000, have been received, the Company has obtained regulatory approval to acquire the stock of the Bank and thereafter become a bank holding company, and the Bank has received preliminary approval for its application for a charter from the regulatory authorities. These conditions were satisfied in February 1997.

(4)  LINE OF CREDIT
     --------------

     Organization, offering and pre-opening costs incurred prior to the opening for business were funded under a $650,000 line of credit with a bank. The terms of the existing line of credit, which is guaranteed by the organizers, include a maturity of August 1, 1997 and interest which is payable quarterly calculated at the prime interest rate.

(5)  PREFERRED STOCK
     ---------------

     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company up to a maximum of 1,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(6)  COMMITMENTS
     -----------

     On February 9, 1996 the Company entered into an operating lease agreement through August 31, 2000 for a building which will serve as the main office of the Company and the Bank, contingent upon the receipt of all required regulatory approvals. Based on the Company's occupation of this building on July 1, 1996 (which is deemed the inception of the lease), the anticipated minimum lease payments are as follows:


                                   AMOUNT
                                 ---------

                       1997        $33,750
                       1998         68,513
                       1999         70,568
                       2000         72,685
                       2001         50,279

     Additionally, the agreement provides for options to extend the lease beyond its original term at prevailing market rates, as well as an option to purchase the facility.

     In regards to this lease, certain expenditures for modifications to the existing structure are anticipated to prepare the building to serve as the main office of the Company and the Bank. It is management's estimate that these total costs should not exceed $415,000.

     The Company entered into an employment agreement with its President and Chief Executive Officer, providing for an initial term of five years commencing June 28, 1996, and can be extended by the Company each year so that the remaining term will continue to be five years. The Company is to maintain a $1,000,000 key man life insurance policy, with $600,000 payable to the Company and $400,000 payable to the President's family. The agreement further provides for other perquisites, and subjects the President to certain non-compete restrictions.

(7)  INCOME TAXES
     ------------

     At December 31, 1996, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $11,000, which will expire in 2011, if not previously utilized. No income tax expense or benefit was recorded for the period ended December 31, 1996, due to this loss carryforward.

     The following summarizes the sources and expected tax consequences of future taxable deductions which comprise the net deferred taxes at December 31, 1996:

    DEFERRED TAX ASSETS:
            Pre-opening expenses...................        $ 63,676
            Operating loss carryforwards...........           4,085

            Total gross deferred tax assets........          67,761
            Less valuation allowance...............         (67,761)
                                                           --------

            Net deferred taxes.....................        $     --
                                                           ========

     The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information regarding the Company's executive officers and directors:

NAME (AGE)                   POSITION WITH COMPANY      POSITION WITH BANK
----------                   ---------------------      ------------------------
Catherine M. Amos (44)       Director                   Director
Jeffrey S. Bagley (34)       Vice Chairman of the       Vice Chairman of the
                             Board                      Board
Bill H. Barnett (55)         Director                   --
Danny M. Bennett (35)        Director                   Director
Michael P. Bennett (51)      Director                   Director
Bryan L. Bettis (34)         Director                   --
Talmadge W. Bolton (62)      Director                   Director
Thomas L. Bower III (44)     Director                   --
Charles R. Castleberry (42)  Director                   --
David H. Denton (51)         President, Chief           President, Chief
                             Executive Officer and      Executive Officer and
                             Director                   Director
Jimmy S. Fagan (60)          Vice President             Executive Vice President
Charles D. Ingram (53)       Secretary and Director     Director
Herbert A. Lang, Jr. (44)    Director                   Director
John P. McGruder (54)        Director                   Director
Vicki D. Melton (44)         Chief Financial Officer    Vice President and
                                                        Chief Financial Officer
James J. Myers (46)          Chairman of the Board      Chairman of the Board
Timothy M. Perry (36)        --                         Senior Lending Officer
                                                        and Senior Vice
                                                        President
Danny L. Reid (43)           Director                   Director
Charles R. Smith (67)        Director                   Director
Wyatt L. Willingham (43)     Director                   Director
Jerry M. Wood (47)           Director                   Director

       Biographical information concerning management is set forth below. None of the members of management are related, except that John P. McGruder's wife is a first cousin to Catherine M. Amos.

       Catherine M. Amos is a native of Forsyth County and is the President of Amos Properties, Inc. and the Secretary/Treasurer of Amos Plumbing & Electrical Co., Inc. Ms. Amos is currently the Chairman of Lake Lanier Islands Authority, as well as a member of several other civic, social and community organizations.

       Jeffrey S. Bagley is a native of Forsyth County, Georgia and is a partner in the law firm of Boling, Rice, Bettis, Bagley & Martin.

       Bill H. Barnett is a native of Forsyth County and is a former member of the Georgia House of Representatives and the Forsyth County Board of Commissioners. Mr. Barnett is the President of Bill H. Barnett, Inc., a real estate investment and development company in Cumming, Georgia.

       Danny M. Bennett is a native of Forsyth County, Georgia and is the President of GeoCorp Development Co., Inc., a land development company in Cumming, Georgia. Mr. Bennett is also Vice President and a construction engineer for Georgia North Contracting, Inc.

       Michael P. Bennett is a resident of Forsyth County, Georgia and is on the Board of Directors for Forsyth County Farm Bureau. Mr. Bennett is also the Chief Financial Officer and Secretary of 5 Bennett Farms, Inc. and served on the Forsyth County Commission from 1987 to 1994.

       Bryan L. Bettis is a native of Forsyth County, Georgia and is the Vice
President of Midway Building Supply, Inc. in Alpharetta, Georgia.   Mr. Bettis
is also the President of Bettis Construction, Inc., a residential construction company, and a member of the South Forsyth Rotary Club.

       Talmadge W. Bolton is a native of Forsyth County, Georgia and is the Chief Executive Officer of Bolton's Truck Parts, Inc. He is a member of Lafayette Masonic Lodge No. 44 and a board member of Forsyth County Department of Family & Children Services and Forsyth County Zoning Department.

       Thomas L. Bower III has been a resident of Gainesville, Georgia for 21 years. Mr. Bower is the Secretary/Treasurer of Clipper Petroleum, Inc. and a partner in B&B Associates, a real estate and convenience store partnership. Mr. Bower also serves on the Board of Directors for the Hall County Humane Society.

       Charles R. Castleberry is a native of Forsyth County and is currently employed by Progressive Lighting, Inc. Mr. Castleberry is a member of South Forsyth Rotary Club, a member and past director of the Cumming Chamber of Commerce and past Chairman of the Board for the Forsyth County Planning and Development Board.

       David H. Denton is a resident of Forsyth County, Georgia and has over 30 years of banking experience in the State of Georgia. Mr. Denton is a graduate of the University of Georgia and the Graduate School of Banking of the South. He is a member of the Rotary Club of South Forsyth County, Boy Scouts of America, Band Boosters of Forsyth Central High School and South Forsyth High School and an alumni of Leadership Forsyth.

       Jimmy S. Fagan is a long-time resident of Cumming, Georgia and have over 31 years of banking experience in Forsyth County, Georgia. Mr. Fagan has been Vice President of the Company and Executive Vice President of the Bank since 1996. Prior to joining the Company, he served as Vice Chairman and President of The Peoples Bank of Forsyth County with whom he was associated since 1984. He is a member of the South Forsyth Rotary Club and Forsyth Development Authority.

       Charles D. Ingram is a native of Forsyth County, Georgia and is co-owner, Secretary and Treasurer of Ingram-Stafford Ford-Mercury, Inc. He has served on the advisory board of directors for Wachovia Bank and is a graduate of the Graduate School of Banking of the South.

       Herbert A. Lang, Jr. is a long-time resident of Forsyth County and the owner of Lang Signs. Mr. Lang is a member of the South Forsyth Rotary Club.

       John P. McGruder is a resident of Cumming, Georgia and co-owner of Crestview Animal Hospital. Mr. McGruder serves as a member of the Forsyth County Humane Society.

       Vicki D. Melton is a resident of north Gwinnett County and has over 15 years of banking experience in the State of Georgia. Ms. Melton has been the Chief Financial Officer of the Company and the Vice President and Chief Financial Officer of the Bank since 1996. Prior to joining the Company, she served as Senior Vice President, Operations and Chief Financial officer of White County Bank from 1993 through 1995 and was Senior Vice President, Operations and Chief Financial Officer of Eastside Bank & Trust Company from 1989 through 1993. Ms. Melton is a graduate of the University of Georgia, the Georgia Bankers School and the American Institute of Banking.

       James J. Myers is a resident of Cumming, Georgia and is the owner of James J. Myers, CPA, PC. Mr. Myers serves as a member of South Forsyth Rotary Club, Cumming Forsyth Optimist Club and Leadership Forsyth County Georgia.

       Timothy M. Perry is a resident of Cumming, Georgia and has over 15 years of banking experience in the State of Georgia. Mr. Perry has been Senior Lending Officer and Senior Vice President of the Bank since 1996. Prior to joining the Company, he was associated with First National Bancorp since 1986 as Senior Vice President/Senior Credit Officer of Barrow Bank & Trust Company from 1995 through June 1996 and Vice President, Commercial Lending of The Peoples Bank of Forsyth County from 1986 through 1995. Mr. Perry is a graduate of West Georgia College and the Graduate School of Banking of the South.

       Danny L. Reid is a native of Forsyth County, Georgia and is a co-owner of Reid & Reid Grading and Pipeline, Inc., a grading contractor and developer.

       Charles R. Smith is a resident of Forsyth County and presides as a Judge of the Municipal Court of Cumming, Georgia. Mr. Smith is a retired former partner of Smith & Smith, Attorneys and was an organizer, director and former Chairman of the Board of Peoples Bank of Forsyth County.

       Wyatt L. Willingham is a resident of Cumming, Georgia and is the Vice President and General Manager of North Georgia Fast Foods, Inc. Mr. Willingham is a member of the Mount Zion Lodge and the Yaarab Temple.

       Jerry M. Wood is a long-time resident of Forsyth County and is President of Jerry Wood Hardware Co., doing business as Wood Ace Hardware in Alpharetta, Georgia. Mr. Wood is a founding member of the South Forsyth Rotary Club and has served as Chairman of Finance for the Midway United Methodist Church.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION OF EXECUTIVE OFFICERS

          The following table sets forth the total compensation paid by the Company to its President and Chief Executive Officer for the period from February 14, 1996 (inception) to December 31, 1996. No other executive officer of the Company earned over $100,000 in salary and bonus for the period from February 14, 1996 (inception) to December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                              ----------------------------              ----------------------
                                                                                   AWARDS               PAYOUTS
                                                                                   ------               -------
                                                                 OTHER           RESTRICTED                             ALL
                                                                 ANNUAL           STOCK       OPTIONS/     LTIP        OTHER
NAME AND POSITION                     YEAR    SALARY   BONUS  COMPENSATION        AWARDS        SARs      PAYOUTS  COMPENSATION
-----------------                     ----    ------   -----  ------------        ------        ----     --------  ------------
David H. Denton                       1996    $42,498    --        --                --          --         --         --
President and Chief Executive
Officer

EMPLOYMENT AGREEMENT

          David H. Denton and the Company have entered into an Employment Agreement pursuant to which Mr. Denton will serve as the President and Chief Executive Officer of the Company and the Bank. The Employment Agreement provides for a starting salary of $85,000 per annum, plus medical insurance premiums until the Bank opens for business. Thereafter, Mr. Denton will be paid a salary of $98,000 plus his yearly medical insurance premium. Mr. Denton will be eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and will be eligible for grants of stock options and other awards thereunder. Additionally, Mr. Denton will participate in the Bank's retirement, welfare and other benefit programs and is entitled to reimbursement for automobile expenses and travel and business expenses. The Company maintains a key man life insurance policy on Mr. Denton providing for death benefits in the amount of $600,000 payable to the Company and $400,000 payable to Mr. Denton's family.

          The Employment Agreement provides for an initial term of five years and can be extended by the Bank at the end of each year of the term for an additional year, so that the remaining term shall continue to be five years. If the Company terminates Mr. Denton's employment without cause or if Mr. Denton's employment is terminated due to a sale, merger or dissolution of the Company or the Bank, the Company will be obligated to continue his salary and bonus for the first twelve months thereafter plus one-half of his salary for the second twelve months thereafter. Furthermore, the Company must remove any restrictions on outstanding incentive awards so that all such awards vest immediately and the Company must continue to provide his life insurance and medical benefits until he reaches the age of 65.

          In addition, the Employment Agreement provides that following termination of his employment with the Bank and for a period of twelve months thereafter, Mr. Denton may not: (i) be employed in the banking business as a director, officer at the vice president level or higher, or organizer or promoter of, or provide executive management services to, any financial institution within Forsyth County; (ii) solicit major customers of the Bank for the purpose of providing financial services; or (iii) solicit employees of the Bank for employment.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          The Company is not subject to filings required by Section 16 of the Exchange Act. The Company is filing this Annual Report pursuant to Section 15(d) of the Exchange Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

          The following table sets forth the beneficial ownership of the Company's Common Stock as of March 1, 1997 with respect to the following: (i) each director; (ii) each executive officer; and (iii) all directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the Common Stock.

                                                SHARES BENEFICIALLY OWNED
                                          ----------------------------------
NAME OF BENEFICIAL OWNER                     NUMBER            PERCENT
------------------------                     ------            -------
Catherine M. Amos.......................     19,500              2.44
Jeffrey S. Bagley.......................      5,000                 *
Bill H. Barnett.........................     10,250              1.28
Danny M. Bennett........................     10,000              1.25
Michael P. Bennett......................      7,500                 *
Bryan L. Bettis.........................      5,000                 *
Talmadge W. Bolton......................     10,000              1.25
Thomas L. Bower III.....................     10,000              1.25
Charles R. Castleberry..................      5,000                 *
David H. Denton.........................      7,000                 *
Jimmy S. Fagan..........................     10,000              1.25
Charles D. Ingram.......................      5,000                 *
Herbert A. Lang, Jr.....................     10,000              1.25
John P. McGruder........................     10,000              1.25
Vicki D. Melton.........................      5,000                 *
James J. Myers..........................      7,500                 *
Timothy M. Perry........................      2,000                 *
Danny L. Reid...........................     10,000              1.25
Charles R. Smith........................     25,000              3.13
Wyatt L. Willingham.....................      7,500                 *
Jerry M. Wood...........................      5,000                 *
All directors and executive officers
  as a group (21 persons)...............    186,250             23.28

* Represents less than one percent of the outstanding Common Stock.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Organizers had set up a partnership, FCO Partners ("FCO"), which provided the Company with the necessary funds to operate and carry on the business of organizing the Company and the Bank. The Organizers had contributed a total of $125,520 to FCO as of June 30, 1996. Although the advanced funds were not callable by the Organizers, the Company has fully reimbursed the monies contributed by the Organizers by advancing funds obtained from an unsecured line of credit. The line of credit was obtained August 1, 1996 for $650,000 to fund organization, offering and pre-opening expenses. The line of credit matures on August 1, 1997 and accrues interest which is payable quarterly at the lender's prime rate of interest. Each Organizer has guaranteed a pro rata portion of the line of credit.

       The Company and the Bank expect to have banking and other transactions in the ordinary course of business with Organizers, directors and officers of the Company and the Bank and their affiliates, including members of their families or corporations, partnerships or other organizations in which such Organizers, officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectibility nor present other unfavorable features to the Company and the Bank. Loans to individual directors and officers must also comply with the Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. The Company intends for all of its transactions with Organizers or other affiliates of the Company or the Bank to be on terms no less favorable to the Company than could be obtained from an unaffiliated third party and to be approved by a majority of the Company's disinterested directors.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

    (a)   1.   Financial Statements

               The financial statements listed in the index set forth in
               Item 8 of this Annual Report are filed as part of this Annual Report.

          2. Financial Statement Schedules

               Not Applicable.

          3. Exhibits

             3.1.   Articles of Incorporation./(1)/

             3.2.   Bylaws./(1)/

             4.1.   Specimen Stock Certificate./(1)/

             10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996./(1)/

             10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996./(1)/

             10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996./(1)/

             10.4. Form of Escrow Agreement to be entered into by and between the Company and The Bankers Bank, Atlanta, Georgia./(1)/

             10.5. Employment Agreement by and between the Company and David H. Denton dated June 28, 1996./(1)/

             10.6. Line of Credit Note by the Company to The Bankers Bank, Atlanta, Georgia dated August 1, 1996./(1)/

             21.1   Subsidiaries of the Company.

             27     Financial Data Schedule.

             _____________________

             / (1) /Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).

    (b)   Reports on Form 8-K

          Not Applicable.

    (c)   Exhibits

          See Item 14(a) above.

    (d)   Financial Statement Schedule

          See Item 14(a) above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FORSYTH BANCSHARES, INC.


                              By:   /s/  David H. Denton
                                    --------------------
                                    President and Chief Executive Officer


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                          Title                      Date
         ---------                          -----                      -----

/s/ Catherine M. Amos                     Director                March 30, 1997
---------------------------
    Catherine M. Amos

/s/ Jeffrey S. Bagley            Vice Chairman of the Board       March 30, 1997
---------------------------
    Jeffrey S. Bagley

/s/ Bill H. Barnett                       Director                March 30, 1997
---------------------------
    Bill H. Barnett

/s/ Danny M. Bennett                      Director                March 30, 1997
---------------------------
    Danny M. Bennett

/s/ Michael P. Bennett                    Director                March 30, 1997
---------------------------
    Michael P. Bennett

/s/ Bryan L. Bettis                       Director                March 30, 1997
---------------------------
    Bryan L. Bettis

/s/ Talmadge W. Bolton                    Director                March 30, 1997
---------------------------
    Talmadge W. Bolton

/s/ Thomas L. Bower III                   Director                March 30, 1997
---------------------------
    Thomas L. Bower III

/s/ Charles R. Castleberry                Director                March 30, 1997
---------------------------
    Charles R. Castleberry

/s/ David H. Denton          President, Chief Executive Officer   March 30, 1997
---------------------------             and Director
    David H. Denton

/s/ Charles D. Ingram              Secretary and Director         March 30, 1997
---------------------------
    Charles D. Ingram

/s/ Herbert A. Lang, Jr.                  Director                March 30, 1997
---------------------------
    Herbert A. Lang, Jr.

/s/ John P. McGruder                      Director                March 30, 1997
---------------------------
    John P. McGruder

/s/ Vicki D. Melton                Chief Financial Officer        March 30, 1997
---------------------------
    Vicki D. Melton

/s/ James J. Myers                  Chairman of the Board         March 30, 1997
---------------------------
    James J. Myers

/s/ Danny L. Reid                         Director                March 30, 1997
---------------------------
    Danny L. Reid

/s/ Charles R. Smith                      Director                March 30, 1997
---------------------------
    Charles R. Smith

/s/ Wyatt L. Willingham                   Director                March 30, 1997
---------------------------
    Wyatt L. Willingham

/s/ Jerry M. Wood                         Director                March 30, 1997
---------------------------
    Jerry M. Wood

                                 EXHIBIT INDEX


3.1         Articles of Incorporation./(1)/

3.2         Bylaws./(1)/

4.1         Specimen Stock Certificate./(1)/

10.1 Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996./(1)/

10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996./(1)/

10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996./(1)/

10.4 Form of Escrow Agreement to be entered into by and between the Company and The Bankers Bank, Atlanta, Georgia./(1)/

10.5 Employment Agreement by and between the Company and David H. Denton dated June 28, 1996./(1)/

10.6 Line of Credit Note by the Company to The Bankers Bank, Atlanta, Georgia dated August 1, 1996./(1)/

21.1       Subsidiaries of the Company.

27         Financial Data Schedule.

________________
/(1) /Incorporated by reference to exhibits of the same number in the Company's
     Registration Statement on Form S-1 (File No. 333-10909).