Form 10-Q
period 1997-03-31
FORSYTH BANCSHARES INC
filed 1997-05-15
CIK 1021479

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       or

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
_______________.


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


                                (770) 886-9500
             (Registrant's telephone number, including area code)


                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)  Yes   X          No___    (2)  Yes ___      No   X
              -----                                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

800,000 shares of common stock, no par value per share, issued and outstanding as of March 31, 1997

                           FORSYTH BANCSHARES, INC.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I      FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)..........................    2

               Consolidated Statement of Condition
               as of March 31, 1997......................................    2

               Consolidated Statement of Income for the Quarter
               Ended March 31, 1997......................................    4

               Consolidated Statement of Cash Flows for the
               Quarter Ended March 31, 1997..............................    5

               Notes to Condensed Consolidated Financial Statements......    6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................    8

PART II   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K..........................    11

     Signatures..........................................................    12

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CONDITION
                              AS OF MARCH 31, 1997
                                  (UNAUDITED)

                         ASSETS

Cash and due from banks...................  $   907,660
Federal Funds Sold........................   12,360,000
Investment Securities-Available for Sale..    3,004,450
Investment Securities--Held to Maturity...      996,415
Loans, net of unearned income.............    3,180,731
Less:  allowance for loan losses..........       32,000
Net Loans.................................    3,148,731
Premises and equipment, net...............      425,199
Other assets..............................      203,878
                                            -----------

     Total Assets.........................  $21,046,334
                                            ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Deposits
          Non-interest bearing demand.....  $ 1,597,666

     Interest bearing:
          Demand..........................      537,959
          Savings.........................      141,128
          Time, 100,000 and over..........    3,717,693
          Other time......................    2,631,188
          Insured Money Market............    4,738,064
          Total Deposits..................   13,363,698
          Other Liabilities...............       64,619
                                            -----------

               Total Liabilities..........  $13,428,317
                                            -----------

Stockholders' Equity:

          Common Stock.....................................      7,960,341
          Retained Earnings................................       (342,324)
                                                               -----------

               Total Liabilities and Stockholders' Equity..    $21,046,334
                                                               ===========

                See accompanying notes to financial statements.

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                  (UNAUDITED)

Interest Income:
     Loans, including fees.................................   $  35,877
     Federal funds sold....................................     110,230
     Investment Securities-Taxable.........................      17,079
                                                              ---------
          Total Interest Income............................     163,186
                                                              ---------

Interest Expense:
     Time Deposits.........................................      34,682
     Other deposits........................................      13,153
     Other expense.........................................       6,993
                                                              ---------
     Total Interest Expense................................      54,828
                                                              ---------
     Net Interest Income...................................     108,358
     Provision for loan losses.............................      32,000
                                                              ---------
     Net Interest Income after provision...................      76,358

Non-interest income:

     Service Charge income.................................         250
     Overdrafts and NSF fees...............................         914
     Other.................................................       4,370
                                                              ---------
          Total Non-interest income........................       5,534

Non-interest expenses:

     Salaries and employment expense.......................     121,735
     Occupancy and equipment...............................      42,276
     Other expenses........................................      81,835
                                                              ---------
     Total Non-Interest Expense............................     245,846
     Income (Loss) before taxes............................    (163,954)
     Income taxes..........................................          --
                                                              ---------
          Net Income (Loss)................................   $(163,954)
                                                              =========

Earnings per common share:
     Weighted average number of common shares outstanding..     800,000
     Net Income (Loss) per common share....................       $(.20)
                                                              =========

                See accompanying notes to financial statements.

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                  (UNAUDITED)

Cash flow from operating activities:

     Net loss...........................................   $  (163,954)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
     Depreciation, Amortization and accretion...........        18,478
     Provision for loan losses..........................        32,000
     Change in:
     Accrued interest receivable and other assets.......      (101,990)
     Accrued interest payable and other liabilities.....        52,846
                                                           -----------
     Net cash used by operating activities..............      (162,620)
                                                           -----------

Cash flows from investing activities:

     Purchases held to maturity and available for sale..     4,001,693
     Net change in loans................................     3,180,731
     Purchase of premises and equipment.................       135,278
                                                           -----------
     Net cash used by investing activities..............     7,317,702
                                                           -----------

Cash flows from financing activities:

     Net change in deposits.............................    13,363,648
     Proceeds from issuance of common stock.............     7,960,341
     Repayment of line of credit........................       615,000
     Redemption of organizational shares................           (50)
                                                           -----------
     Net cash provided by financing activities..........    20,708,989
                                                           -----------
     Net change in cash and cash equivalents............    13,228,668
     Cash and cash equivalents at beginning of period...        38,993
                                                           -----------
     Cash and cash equivalents at end of period.........   $13,267,660
                                                           ===========

                See accompanying notes to financial statements.

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Forsyth Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, The Citizens Bank of Forsyth County (the "Bank"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financials reflects all adjustments necessary to fairly represent the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature.

     The financial statements for the three months ended March 31, 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Flows

     For purposes of reporting cash flows, cash consists of cash in vault, cash items, amounts due from banks and federal funds sold.

     Organizational Costs

     Costs incurred for the organization of the Company and the Bank (consisting primarily of legal, accounting, consulting, and incorporation fees) are being capitalized and will have amortized over a period not to exceed five years.

     Pre-Opening Expenses

     Costs incurred for overhead and other operating expense are included in the current period's operating results.

     Net Loss Per Common Share

     Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

3.   RELATED PARTY TRANSACTIONS

     On August 1, 1996, the Company executed a line of credit agreement with a bank to fund its organization, offering and pre-opening expenses. This unsecured line of credit had an established maturity date of August 1, 1997 and accrued interest payable quarterly at the lenders' prime rate of interest. The line of credit was fully funded at $650,000 upon the Company's breaking escrow and was satisfied and paid in full on January 21, 1997. Each organizer had guaranteed a pro rata share of the line of credit.

4.   PREFERRED STOCK

     Shares of preferred stock may be issued from time to time in one or more series as may be established by resolution of the board of directors of the Company. Each resolution shall include the number of shares issued, preferences, dividend provisions, special rights and limitations as determined by the board of directors.

5.   INCOME TAXES

     At December 31, 1996, the Company had a net operating loss carryforward for tax purposed of approximately $11,000, which will expire in the year 2011 if not previously utilized. No income tax expense or benefit was recorded for the period ended March 31, 1997, due to the loss carryforward.

6.   COMMITMENTS

     The Company entered into an operating lease on the building and premises which serve as the main office of the Company and the Bank on February 9, 1996. The inception of the lease was the earlier of the occupation of the building or receipt of final regulatory approval. The minimum lease payment related to the lease are for the years 1997 through 2000 and are $67,500, 69,525, 71,611, and 73,759, respectively. The lease is renewable at the end of the term at prevailing market rates and also contains and option to purchase the premises and facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company was incorporated under the laws of Georgia on February 14, 1996 for the purpose of organizing its wholly owned subsidiary, the Bank. On February 3, 1997, the Bank opened for business, and the Company acquired 100% of its capital stock. Total stock sales of 800,000 shares of the Company's common stock, no par value per share, resulted in a total of $8,000,000 in stockholders' capital. The Bank was capitalized at $6,500,000 as required by the Department of Banking and Finance of the State of Georgia (the "DBF") and the Federal Deposit Insurance Corporation (the "FDIC").

     During 1996, the Company and the Bank were in the process of organizing and obtaining the necessary regulatory approvals prior to the Bank's opening for business. Preliminary approval to charter the Bank was issued in July 1996 by the DBF and the FDIC. Final approval to operate as a bank holding company was received on November 25, 1996 by the Federal Reserve Bank of Atlanta. On January 30, 1997, the Bank received final approval and a permit to begin business from the DBF and the FDIC and opened for business on February 3, 1997.

     The Bank operates as a commercial bank offering standard banking services in the Cumming, Forsyth County, Georgia area. The Bank is a local community bank catering to the needs of small-to medium-sized businesses and local customers who desire the atmosphere of community banking, rather than the larger banks in the area. The Bank offers a variety of checking, savings, time accounts, commercial and consumer loans, safe deposit boxes and other banking services.

     The Company's net loss as of March 31, 1997 was $ (163,954). Pre-opening losses were approximately $342,324 bringing the total loss as of March 31, 1997
to approximately ($506,278).   Pre-opening losses consisted of salary expense,
occupancy expense and other necessary organizational expenses.   Losses incurred
since the Bank's opening consist of losses in the normal course of business. Certain other organizational expenses were capitalized and will be amortized over a five year period.

     Net interest income for the quarter ended March 31, 1997 was $108,358 before the loan loss allocation and $76,358 after the loan loss allocation. Interest earning assets at March 31, 1997 consisted primarily of federal funds sold at $12,360,000, U.S. treasuries and agencies totaling $4,000,865 and total loans of $3,180,731.

     Interest income for the quarter ended March 31, 1997 was $163,186, which consisted of federal funds sold income of $110,230, loan income of $35,877 and investment securities income at $17,079.

     Interest expense for the quarter ended March 31, 1997 consisted primarily of interest on time deposits at $34,682 and other interest bearing deposit expense at $13,153. Interest expense on the line of credit for the quarter ended March 31, 1997 was $6,990.

     Non-interest income for the quarter ended March 31, 1997 was $5,534. Accounts opened generally reflect service charges in the following month. Because the Bank opened on February 3, 1997, many of the accounts did not receive service charges.

     Non-interest expense for quarter ended March 31, 1997 of $245,846 consisted primarily of salary and employment expense of $121,735 and $42,276, respectively. Other expenses of $81,835 were incurred in the normal course of banking business.

     The Bank currently employs twelve full-time employees consisting of four officers, two customer service representatives, three tellers, one loan secretary, one loan operations assistant and one general overall operations assistant.

     At March 31, 1997, the bank reflected no past due loans and as of that date has no chargeoffs and recoveries in the loan portfolio. There have been no gains or losses on securities sales.

     Reserve for loan losses have been allocated at 1% of total loans and rounded to the nearest thousand. As of March 31, 1997, allocations to loan loss totaled $32,000.

     At March 31, 1997, the liquidity ratio and the dependency ratio for the Bank were 118.24% and -74.70%, respectively. The loan to deposit ratio and ratio of stockholders' equity to total assets at March 31, 1997 were approximately 21% and 34.38%, respectively. Capital ratios are within regulatory guidelines. At March 31, 1997, federal funds sold were $12,360,000.

     Requirements by regulators now include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off-balance sheet items. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum total capital ratio of 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries and excludes goodwill and most other intangibles and the allowances for loans and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt, intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     At March 31, 1997, the Company and the Bank had risk-weighted assets of $6,704,000, with $6,205,000, $32,000 and $6,237,000 designated as Tier 1, Tier 2 and total risk-based capital, respectively. The Tier 1 capital ratio and total risk-based ratio at March 31, 1997 was approximately 114% and 115%, respectively.

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

                              FORSYTH BANCSHARES, INC.


Date:  May 12, 1997           By:  /s/ David H. Denton
                                   --------------------------------------------
                                   David H. Denton
                                   President and Chief Executive Officer

                                 EXHIBIT INDEX


     27   Financial Data Schedule