Form 10-Q
period 1997-06-30
FORSYTH BANCSHARES INC
filed 1997-08-14
CIK 1021479

    X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
--------  Act of 1934 for the Quarterly period ended June 30,1997


                                       Or


          Transition report under Section 13 or 15 (d) of the Securities -------- Exchange Act of 1934 for the transition period from ____ to _____.



                         Commission File No. 333-10909



                            FORSYTH BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


        Georgia                                        58- 2231953
(State of Incorporation)                  (I. R. S. Employer Identification No.)

                   501 Tri County Plaza, Cumming, Ga.  30130
                   (Address of principal executive offices)

                                 770-886-9500
                (Issuers telephone number, including area code)


                                Not Applicable
            (Former Name, former address and former fiscal year,
                         if changed since last report)


                           Check whether the issuer:
    (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

         (2) has been subject to such filing requirements for the
             past 90 days.   X  yes      no
                           -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 800,000 shares of common stock, at no par value, issued and outstanding as of
                                 June 30, 1997.


Transitional Small Business Disclosure Format (check one):      yes   X  no
                                                           -----    -----

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 1997 and
               June 30, 1997
           Condensed Consolidated Statements of Income for the Three Months ended March 31, 1997 and June 30, 1997 and Year to Date through June 30, 1997
           Condensed Consolidated Statement of Cash Flows for the Three Months
               ended June 30, 1997
           Notes to Consolidated Financial Statements

                            FORSYTH BANCSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(In thousands)                                        THREE MONTHS ENDED
                                                   March 31,         June 30,
                                                   ---------         --------
                                                      1997             1997
                                                      ----             ----
Assets:
   Cash and due from banks                              $908           $1896
   Federal Funds Sold                                  12360           10010
   Investment securities-Available for sale             3004            4757
   Investment securities-Held to maturity                996            3246
   Loans, net of unearned income                        3181            9241
   Less: allowance for loan losses                       (32)            (93)
                                                     -------         -------
   Net Loans                                            3149            9148

   Premises and equipment, net                           425             478
   Other assets                                          204             351
                                                     -------         -------
Total Assets                                          $21046          $29886
                                                     =======         =======
Liabilities and Stockholders Equity
Deposits:
 Non-interest-bearing demand                          $ 1598          $ 4550
 Interest bearing:
   Demand                                                538             907
   Savings                                               141             287
   Time, $100,000 and over                              3718            5960
   Other time                                           2631            5648
   Insured Money Market                                 4738            4932
                                                     -------         -------

Total Deposits                                         13364           22284

Other Liabilities                                         65             122
                                                     -------         -------

Total Liabilities                                      13429           22406
                                                     -------         -------

Stockholders' Equity:
   Common Stock, no par value                           7960            7960
   Retained Earnings                                    (179)           (196)
   YTD Income(loss)                                     (164)           (284)
Total Stockholders' Equity                              7617            7480
                                                     -------         -------

Total liabilities and stockholders' equity            $21046          $29886
                                                     =======         =======

See Notes to Condensed Consolidated Financial Statements

                            FORSYTH BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands)                                 THREE MONTHS        YEAR TO
                                                  ENDED             DATE
                                          March 31,   June 30,     June 30,
                                          ----------  ---------    --------
                                             1997       1997         1997
                                             ----       ----         ----
Interest Income
   Loans, including fees                        $36       $188        $224
   Federal Funds Sold                           110        149         259
   Investment Securities                         17         98         115
                                           ---------  ---------   ---------
   Total Interest Income                        163        435         598
                                           ---------  ---------   ---------
Interest expense
   Time Deposits                                 35        142         177
   Other Deposits                                13         53          66
   Other Interest Expense                         7          0           7
                                           ---------  ---------   ---------
Total Interest Expense                           55        195         250
                                           ---------  ---------   ---------

Net Interest Income                             108        240         348
Provision for loan losses
                                                (32)       (61)        (93)
                                           ---------  ---------   ---------
Net interest income after provision
for loan losses                                  76        179         255
                                           ---------  ---------   ---------

Non-interest income
   Service charges and fees                       1          8           9
   Other                                          4          5           9
                                           ---------  ---------   ---------
Total non-interest income                         5         13          18
                                           ---------  ---------   ---------

Non interest expenses
   Salaries and employee benefits               121        155         276
   Occupancy and Equipment                       42         57          99
   Other operating expenses                      82        100         182
                                           ---------  ---------   ---------
Total non-interest expenses                     245        312         557
                                           ---------  ---------   ---------

Income before taxes                            (164)      (120)       (284)
Income Tax expense                                0          0           0
Net Income                                    $(164)     $(120)      $(284)
                                           =========  =========   =========

Net income per common share and common
 share equivalents                           $(0.15)    $(0.15)     $(0.36)

Weighted average number of common
 shares outstanding                         800,000    800,000     800,000

Dividends declared per common share              $0         $0          $0

See Notes to Condensed Consolidated Financial Statements

                            FORSYTH BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                    THREE MONTHS
                                                                                        ENDED
                                                                                    June 30,1997
                                                                                    -------------
Cash flow from operating activities:
Net Loss                                                                                 $  (120)
Adjustments to reconcile net loss to net cash used by operating activities
     Depreciation, Amortization and Accretion                                                 23
     Provision for loan losses                                                                61
Change In:
     Accrued interest receivable and other assets                                           (107)
     Accrued interest payable and other liabilities                                           64
                                                                                   --------------

Net cash used by operating activities:                                                       (79)
                                                                                   --------------

Cash flows from investing activities:
     Purchases of investment securities held to maturity and available for sale            (4001)
     Net change in loans                                                                   (6061)
     Purchase of premises and equipment                                                     (141)
                                                                                   --------------

Net cash used by investing activities:                                                    (10203)
                                                                                   --------------

Cash flows from financing activities:
     Net increase in deposits                                                               8920
     Proceeds from issuance of common stock                                                    0
                                                                                   --------------

Net cash provided by financing activities:                                                  8920
                                                                                   --------------

Net increase (decrease) in cash and cash equivalents                                       (1362)

Cash and Cash equivalents at beginning of period                                           13268
                                                                                   --------------

Cash and Cash equivalents at end of period                                               $ 11906
                                                                                   ==============

  See Notes to Condensed Consolidated Financial Statements

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                                 June 30, 1997


  Note 1--Basis of Presentation

  The accompanying financial statements include the accounts of Forsyth Bancshares, Inc. (Company) and its wholly-owned subsidiary, The Citizens Bank of Forsyth County (Bank). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financials reflects all adjustments necessary to fairly represent the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature.

  The financial statements for the three months ended March 31, 1997 and June 30, 1997 and the year to date through June 30, 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (Commission). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1996.

  Note 2--Development Stage Company; Beginning of Operations

  The Company was incorporated under the laws of Georgia on February 14, 1996 for the purpose of organizing the Bank. On February 3, 1997, the Bank opened for business and the Company acquired 100% of its capital stock. The Company capitalized the Bank at $6,500,000 as required by regulators. Since February 3, 1997, the Bank has been in operation as a commercial bank offering traditional banking services in the Cumming, Forsyth County, Georgia area.

  Accordingly, the financial data for the three and six month periods ending June 30, 1997 and June 30, 1996 are not comparable in that until the Bank began operations on February 3, 1997, the Company was a development stage company and financial data for 1996 periods has not been included herein. Furthermore, the financial data for the three months ended March 31, 1997 includes only two months of operations of the Bank.

  Note 3--Summary of Significant Accounting Policies

  Cash flows

  For purposes of reporting cash flows, cash consists of cash in vault, cash items, amounts due from banks and federal funds sold.

  Organization costs

  Costs incurred for the organization of the Company and the Bank (consisting primarily of legal, accounting, consulting, and incorporation fees ) are being capitalized and will amortize over a period not to exceed five years (60 months).

  Pre-opening expenses

  Costs incurred for overhead and other operating expenses are included in the current period's operating results.

  Net loss per common share

  Net loss per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

  Note 4--Related Party Transactions

  On August 1, 1996, the Company executed a line of credit agreement with a commercial bank to fund its organization, offering and preopening expenses. This unsecured line of credit had an established maturity date of August 1, 1997 and accrued interest payable quarterly at the lender's prime rate of interest. The line of credit was fully funded at $650,000 upon breaking escrow and was satisfied and paid in full on January 21, 1997. Each organizer of the Bank guaranteed a pro rata share of the line of credit.

  Note 5--Preferred Stock

  Shares of preferred stock may be issued from time to time in one or more series as may be established by resolution of the board of directors of the Company. Each resolution shall include the number of shares issued, preferences, dividend provisions, special rights and limitations as determined by the board.

  Note 6--Income taxes

  At December 31, 1996, the Company had a net operating loss carryforward for tax purposes of approximately $11,000, which will expire in the year 2011 if not previously utilized. No income tax expense or benefit was recorded for the period ended June 30,1997, due to the loss carryforward, and the fact that the Company shows a loss for the first half of the year.

  Note 7--Commitments

  The Company entered into an operating lease on the building and premises which serve as the main office of the Company and the Bank on February 9, 1996. The inception of the lease was the earlier of the occupation of the building or receipt of final regulatory approval. The minimum lease payments related to the lease are for the years 1997 through 2000 and are $67,500; $69,525; $71,611; and $73,759, respectively. The lease is renewable at the end of the term at prevailing market rates and also contains and option to purchase the premises and facility.

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

  Forsyth Bancshares, Inc. (the "Company") was incorporated under the laws of Georgia on February 14, 1996 for the purpose of organizing its wholly owned subsidiary, The Citizens Bank of Forsyth County (the "Bank"). On February 3, 1997, the Bank opened for business and the Company acquired 100% of its capital stock. During the fourth quarter of 1996 and the first quarter of 1997, the Company sold 800,000 shares of Common Stock, no par value, for a total consideration of $8,000,000. The Bank was capitalized at $6,500,000 as required by the Georgia Department of Banking and Finance ("Georgia Department").

  During 1996, the Company and the Bank were in the process of organizing and obtaining the necessary approvals from regulatory agencies for opening. Preliminary approval to charter the Bank was issued in July 1996 by the Georgia Department and the Federal Deposit Insurance Corporation. The Company's application to become a bank holding company pursuant to the acquisition of the Bank was approved on November 25, 1996 by the Federal Reserve Bank of Atlanta.

  On January 30, 1997, the Bank received final approval and a permit to begin business from the Georgia Department. The Federal Deposit Insurance Corporation approved the Bank's application on February 3, 1997.

  Since February 3, 1997, the Bank has been in operation as a commercial bank offering traditional banking services in the Cumming, Forsyth County, Georgia area. The Citizens Bank of Forsyth County is a local community bank catering to the needs of small to medium sized businesses and local customers who desire the community banking relationship and services. The Bank offers a variety of checking, savings and time accounts, and other services such as commercial and consumer loans, safe deposit boxes, and other services related to banking. Since it began business, the Bank's performance has demonstrated a significant need for its services in the Bank's market area. Forsyth Bancshares, Inc. was formed to offer the Bank flexibility and support and at this time does not intend to engage in any additional activities permitted by the Federal Reserve and will function solely on the Bank's behalf.

  All financial data set forth herein under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," have been rounded to the nearest thousand dollars, except where otherwise specified.

  Supervision and Regulation

  The Bank is subject to regulation by the Georgia Department and the Federal Deposit Insurance Corporation. The Company's primary banking regulator is the Board of Governors of the Federal Reserve System (the "Federal Reserve").


  NET INCOME

  The Company's net loss for the quarter ended June 30, 1997 was $120,000 ($0.15 loss on a per share basis). The Company's loss for the six months ended June 30, 1997 was $284,000. The Company has negative retained earnings of $196,000 at June 30, 1997 with the total loss since inception (February 14, 1996) to $480,000. The net loss for the three months ended March 31, 1997 was $164,000. As the Company increases its loan and securities portfolio, losses should continue to steadily decline. The Company is beginning to stabilize expenses, and non-interest income is increasing due to the increase in the number of deposit accounts.

  NET INTEREST INCOME

  Net interest income for the quarter ended June 30, 1997 was approximately $240,000 (before the provision for loan loss allocation) compared to $108,000 for the first quarter of 1997. The increase is primarily due to the increase in the investment and loan portfolios. Investment securities were up $4,000,000 over the first quarter of 1997 and loans increased by approximately 6,000,000 in the second quarter of 1997.

  Net interest income for the quarter ended June 30, 1997 was $179,000 (after the provision to loan loss allocation of $61,000). This compares to $76,000 for this quarter ended March 31, 1997 in which a provision of $32,000 was taken. The Company's net interest margin for the quarter ended June 30, 1997 was 2.22% compared to 1.87% for the quarter ended March 31, 1997, partly resulting from increases in earning assets.


  INTEREST INCOME

  Interest income for the second quarter of 1997 was $435,000 compared to the $163,000 for the first quarter of 1997. The primary components of interest income during the three months ended June 30, 1997 were loan interest of $188,000, federal funds sold interest of $149,000 and investment securities interest of $98,000. For the three months ended March 31, 1997, the primary components were federal funds sold interest of $110,000, loan interest of $36,000, and investment securities interest of $17,000. Increases in loans from March 31 to June 30, 1997 was $6,060,000 and was the primary reason for the increase in interest income.


  INTEREST EXPENSE

  Interest expense for the three months ended June 30, 1997 was $195,000 compared to only $55,000 for the three months ended March 31, 1997. Total deposits increased from March 31 to June 30, 1997 by approximately $8,920,000, most of which are interest bearing time deposits. Deposit expense was the only interest expense recorded for the quarters ending March 31 and June 30,1997.


  NON-INTEREST INCOME

  Non-interest income for the quarter ended June 30,1997 was $13,000 compared to $5,000 for the quarter ended March 31, 1997. Account service charges increased by approximately $7,000 over the previous quarter to $8,000 for the June quarter primarily as a result of an increase in the number of deposit accounts. As new accounts continue to be established, these charges will likely continue to increase, thereby increasing non-interest income.


  NON-INTEREST EXPENSE

  Non-interest expense for quarter ended June 30,1997 was $312,000 compared to $245,000 for the quarter ended March 31, 1997. For the three months ended June 30, 1997 and March 31, 1997, salary expenses were $155,000 and $121,000, respectively, occupancy and equipment expense were $57,000 and $42,000, respectively, and other operational expenses were $100,000 and $82,000, respectively. These expenses are incurred in the normal course of business.

  The Company currently employs twelve full time employees on a consolidated basis consisting of four officers, two customer service, three tellers, one loan secretary, one loan operations assistant and one general overall operations assistant. There have been no additions to staff since the opening of the Bank on February 3, 1997.

  INCOME TAXES

  At December 31, 1996, the Company had a net operating loss carryforward for tax purposes of approximately $11,000, which will expire in the year 2011 if not previously utilized. No income tax expense or benefit was recorded for the period ended June 30,1997 due to the loss carryforward, and the fact that the Company had a loss for the first half of the year.


  ASSET QUALITY

  Total assets at June 30, 1997 were approximately $29,886,000, an increase of 8,840,000 or 42% over total assets at March 31, 1997. The return on average assets was (0.91%) for the quarter ended June 30, 1997, compared to (1.13%) for the quarter ended March 31, 1997. Net loans increased $5,999,000 to 9,148,000 or 191% from March 31, 1997 to June 30, 1997. Other assets increased $147,000 or 72% from March 31, 1997 to June 30, 1997. Deposits reflected an $8,920,000 or 67% increase from March 31, 1997 to June 30, 1997.

  At June 30, 1997, the Company had no past due loans and as of that date has no chargeoffs and recoveries in the loan portfolio. There have been no gains or losses on securities sales. There were no past due loans, chargeoffs, recoveries, or gains or losses on sale of securities as of March 31, 1997.

  The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses of $93,000 at June 30, 1997 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

            Analysis of Allowance for Loan Losses at June 30, 1997
            ------------------------------------------------------


  Allowance for loan losses at March 31, 1997............. $     32,000
  Charge-offs:                                                       -0-
     Commercial, financial, and agricultural..............           -0-
     Real estate..........................................           -0-
     Installment loans to individuals.....................           -0-
     Total................................................           -0-
  Recoveries:
     Commercial, financial, and agricultural..............           -0-
     Real estate..........................................           -0-
     Installment loans to individuals.....................           -0-
     Total................................................           -0-
  Net charge-offs.........................................           -0-
  Provision for loan losses charged to income.............       61,000
                                                          ----------------
  Allowance for loan losses at June 30, 1997..............      $93,000

                        LIQUIDITY AND CAPITAL RESOURCES

  Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements at June 30, 1997. At June 30, 1997, the liquidity ratio (i.e., cash, short-term assets and marketable assets divided by net deposits and short-term liabilities) for the bank was 83.7% and the loan to deposit ratio was approximately 41.5% from March 31, 1997 levels. These compare to a liquidity ratio of 118.24%, a dependency ratio of negative 74.7% and a loan to deposit ratio of 23.8% at March 31, 1997. This increase in the loan to deposit ratio and the resulting decrease in liquidity is due primarily to the increase in loans compared to an increase in deposits of $8,920,000 (66.7%) from March 31, 1997 levels. At June 30, 1997, federal funds sold were $10,010,000 providing the Bank with additional liquidity. As the portfolio continues to grow, management will continuously monitor the liquidity of the Bank and the Company and make adjustments as deemed necessary.

  Requirements by banking regulators now include the monitoring of risk based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries but excludes goodwill and most other intangibles and excludes the allowances for loans and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

  The Bank's and the Company's capital ratios at this early stage of the Bank's operations exceed regulatory minimums. However, as the Company and the Bank grow and the loan portfolio gets larger, these ratios will adjust downward. Management will monitor these amounts on a continuous basis. The schedule on the following page reflects the current regulatory capital levels in more detail, including comparisons of actual capital levels to the regulatory minimums.

                            Forsyth Bancshares, Inc.
                                      and
                        Citizens Bank of Forsyth County
                        Regulatory Capital Requirements
                                 June 30, 1997
                             (Dollars in Thousands)



                                   Actual            Required           Excess
                               Amount  Percent   Amount   Percent   Amount  Percent
                             ------------------------------------------------------
Forsyth Bancshares, Inc.

Risk-based capital:
 Tier 1 capital                 $7290       58%   $ 241      4.00%   $6999       54%
 Total capital                   7383       58%    1009      8.00%    6374       50%
Tier 1 leverage ratio            7290       58%    1009      4.00%    6999       50%


Citizens Bank of Forsyth
County

Risk-based capital:
 Tier 1 capital                 $6083       48%   $ 243      4.00%    5840       44%
 Total capital                   6132       48%     491      8.00%    5641       41%
Tier 1 leverage ratio            6083       48%     243      4.00%    5840       44%


                          PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings--Not applicable

  Item 2.   Changes in Securities--Not applicable

  Item 3.   Defaults upon Senior Securities--Not applicable

  Item 4.   Submission of matters to a Vote of Security Holders--Not applicable

  Item 5.   Other Information--Not applicable

  Item 6.   Exhibits and reports on Form 8-K

            (a) Exhibits

                - Exhibit 27.1 - Financial Data Schedule

            (b) Reports on Form 8-K - None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.


                                FORSYTH BANCSHARES, INC.


                                BY:  /s/ DAVID S. DENTON
                                    --------------------------------------------
                                    Name:  David S. Denton
                                    Title: President and Chief Executive Officer


                                Date:  August 12, 1997

                               INDEX TO EXHIBITS


Exhibit 27.1   Financial Data Schedule