Form 10-Q
period 1997-09-30
FORSYTH BANCSHARES INC
filed 1997-11-14
CIK 1021479

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.



                         COMMISSION FILE NO. 333-10909



                            FORSYTH BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       GEORGIA                                          58- 2231953
(STATE OF INCORPORATION)                  (I. R. S. EMPLOYER IDENTIFICATION NO.)

                   501 TRI COUNTY PLAZA, CUMMING, GA.  30030
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
               REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND

(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
 X   YES      NO
----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
                                    EQUITY,
                       AS OF THE LATEST PRACTICABLE DATE:
 800,000 SHARES OF COMMON STOCK, AT NO PAR VALUE, ISSUED AND OUTSTANDING AS OF
                              SEPTEMBER 30, 1997.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):     YES    X   NO
                                                          -----     -----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 AND
            SEPTEMBER 30, 1997.
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
            JUNE 30, 1997 AND SEPTEMBER 30, 1997 AND YEAR TO DATE THROUGH SEPTEMBER 30, 1997.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS
            ENDED SEPTEMBER 30, 1997.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FORSYTH BANCSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
(In thousands)

                                                       September 30,        June 30,
                                                           1997               1997
                                                       ------------       ------------
Assets:
   Cash and due from banks                                  $ 2438             $ 1896
   Federal Funds Sold                                         4840              10010
   Investment securities-Available for sale                   9297               4757
   Investment securities-Held to maturity                     4483               3246
   Loans, net of unearned income                             13953               9241
   Less:  allowance for loan losses                           (147)               (93)
                                                     -------------      -------------
   Net Loans                                                 13806               9148

   Premises and equipment, net                                 454                478
   Other assets                                                445                351
                                                     -------------      -------------
Total Assets                                                $35763             $29886
                                                     =============      =============

Liabilities and Stockholders Equity
Deposits:
 Non-interest-bearing demand                                $ 5396             $ 4550
 Interest bearing:
   Demand                                                      953                907
   Savings                                                     468                287
   Time, $100,000 and over                                    8673               5960
   Other time                                                 6724               5648
   Insured Money Market                                       5887               4932
                                                     -------------      -------------

Total Deposits                                               28101              22284

Other Liabilities                                              178                122
                                                     -------------      -------------

Total Liabilities                                            28279              22406
                                                     -------------      -------------
Gain/Loss Held for Sale                                         33
Stockholders' Equity:
   Common Stock, no par value                                 7960               7960
   Retained Earnings                                          (196)              (196)
   YTD Income(loss)                                           (313)              (284)
Total Stockholders' Equity                                    7484               7480
                                                     -------------      -------------

Total liabilities and stockholders' equity                  $35763             $29886
                                                     =============      =============

See Notes to Condensed Consolidated Financial Statements

                            FORSYTH BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands)                                                      THREE MONTHS        THREE MONTHS       YEAR TO DATE
                                                                        ENDED              ENDED
                                                                    September 30,         June 30,        September 30,
                                                                  -----------------  ------------------  ----------------
                                                                        1997                1997               1997
                                                                  -----------------  ------------------  ----------------
Interest Income
  Loans, including fees                                             $    309               $    188           $    532
  Federal Funds Sold                                                     105                    149                364
  Investment Securities                                                  188                     98                303
                                                                                        -----------       ------------
  Total Interest Income                                                  602                    435               1199
                                                                  ----------            -----------       ------------

Interest expense
  Time Deposits                                                          208                    142                384
  Other Deposits                                                          72                     53                137
  Other Interest Expense                                                   0                      0                  7
                                                                  ----------            -----------       ------------
Total Interest Expense                                                   280                    195                528
                                                                  ----------            -----------       ------------

Net Interest Income                                                      322                    240                671
     Provision for loan losses                                           (54)                   (61)              (147)
Net interest income after provision for
 loan losses                                                             269                    179                524
                                                                  ----------            -----------       ------------

Non-interest income
  Service charges and fees                                                10                      8                 20
  Other                                                                    4                      5                 13
                                                                  ----------            -----------       ------------
Total non-interest income                                                 14                     13                 33
                                                                  ----------            -----------       ------------

Non interest expenses
  Salaries and employee benefits                                         151                    155                428
  Occupancy and Equipment                                                 62                     57                160
  Other operating expenses                                               100                    100                280
                                                                  ----------            -----------       ------------
Total non-interest expenses                                              313                    312                868
                                                                  ----------            -----------       ------------

Income before taxes                                                      (30)                  (120)              (313)
Income Tax expense                                                         0                      0                  0
Net Income                                                          $    (30)              $   (120)          $   (313)
                                                                  ==========            ===========       ============

Net income per common share and common share
 equivalents                                                          $(0.04)                $(0.15)            $(0.39)

Weighted average number of common shares
 outstanding                                                         800,000                800,000            800,000

Dividends declared per common share                                 $      0               $      0           $      0

See Notes to Condensed Consolidated Financial Statements

                            FORSYTH BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                 THREE MONTHS
                                                                                    ENDED
                                                                              September 30,1997
                                                                              ------------------
Cash flow from operating activities:
Net Loss                                                                             $   (30)
Adjustments to reconcile net loss to net cash used by operating activities
   Depreciation, Amortization and Accretion                                               58
   Provision for loan losses                                                              54
Change In:
   Accrued interest receivable and other assets                                          (94)
   Accrued interest payable and other liabilities                                         56
                                                                                  ----------


Net cash used by operating activities:                                                    44
                                                                                  ----------


Cash flows from investing activities:
  Purchases of investment securities held to maturity and available
     for sale                                                                         (5,777)
  Net change in loans                                                                 (4,712)
  Purchase of premises and equipment                                                       0
                                                                                  ----------


Net cash used by investing activities:                                               (10,489)
                                                                                  ----------


Cash flows from financing activities:
  Net increase in deposits                                                             5,817
  Proceeds from issuance of common stock                                                   0
                                                                                  ----------


Net cash provided by financing activities:                                             5,817
                                                                                  ----------


Net increase (decrease) in cash and cash equivalents                                  (4,628)

Cash and Cash equivalents at beginning of period                                      11,906
                                                                                  ----------


Cash and Cash equivalents at end of period                                          $  7,278
                                                                                  ==========

See Notes to Condensed Consolidated Financial Statements

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

The financial statements for the three months ended September 30, 1997 and June 30, 1997 and the year to date through September 30, 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (Commission). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1996.

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

Accordingly, the financial data for the six and nine month periods ending June 30, 1997 and September 30, 1996 are not comparable in that until the Bank began operations on February 3, 1997, the Company was a development stage company and financial data for 1996 periods has not been included herein.

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

NOTE 6--INCOME TAXES

At December 31, 1996, the Company had a net operating loss carryforward for tax purposes of approximately $11,000, which will expire in the year 2011 if not previously utilized. No income tax expense or benefit was recorded for the period ended September 30,1997, due to the loss carryforward, and the fact that the Company shows a loss for the first nine months of the year.

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


NET INCOME

The Company's net loss for the quarter ended September 30, 1997 was $30,000 ($0.04 loss on a per share basis). The Company's loss for the nine months ended September 30, 1997 was $313,000. The Company has negative retained earnings of $196,000 at September 30, 1997 with the total loss since inception (February 14, 1996) of $509,000. The net loss for the three months ended June 30, 1997 was $120,000. As the Company increases its loan and securities portfolio, losses should continue to steadily decline. The Company is beginning to stabilize expenses, and non-interest income is increasing due to the increase in the number of deposit accounts.

NET INTEREST INCOME

Net interest income for the quarter ended September 30, 1997 was approximately $323,000 (before the provision for loan loss allocation) compared to $240,000 for the second quarter of 1997. The increase is primarily due to the increase in the investment and loan portfolios. Investment securities were up $5,000,000 over the second quarter of 1997 and loans increased by approximately $5,000,000 in the third quarter of 1997.

Net interest income for the quarter ended September 30, 1997 was $269,000 (after the provision to loan loss allocation of $54,000). This compares to $179,000 for this quarter ended June 30, 1997 in which a provision of $61,000 was taken. The Company's net interest margin for the quarter ended September 30, 1997 was 2.53% compared to 2.22% for the quarter ended June 30, 1997, partly resulting from increases in earning assets.


INTEREST INCOME

Interest income for the third quarter of 1997 was $602,000 compared to the $435,000 for the second quarter of 1997. The primary components of interest income during the three months ended September 30, 1997 were loan interest of $309,000, federal funds sold interest of $105,000 and investment securities interest of $188,000. For the three months ended June 30, 1997, the primary components were federal funds sold interest of $149,000, loan interest of $188,000, and investment securities interest of $98,000. Increases in loans from June 30 to September 30, 1997 was $5,000,000 and was the primary reason for the increase in interest income.


INTEREST EXPENSE

Interest expense for the three months ended September 30, 1997 was $279,000 compared to only $195,000 for the three months ended June 30, 1997. Total deposits increased from June 30 to September 30, 1997 by approximately $6,000,000, most of which are interest bearing time deposits. Deposit expense was the only interest expense recorded for the quarters ending September 30 and June 30, 1997.


NON-INTEREST INCOME

Non-interest income for the quarter ended September 30 was $14,481 compared to $13,000 for the quarter ended June 30, 1997. Account service charges increased by approximately $2,000 over the previous quarter to $10,429 for the September quarter primarily as a result of an increase in the number of deposit accounts. As new accounts continue to be established, these charges will likely continue to increase, thereby increasing non-interest income.


NON-INTEREST EXPENSE

Non-interest expense for quarter ended was $313,000 compared to $312,000 for the quarter ended June 31, 1997. For the three months ended September 30, 1997 and June 30, 1997, salary expenses were $151,000 and $155,000, respectively, occupancy and equipment expense were $62,000 and $57,000, respectively, and other operational expenses were $100,000 and $100,000, respectively. These expenses are incurred in the normal course of business.

The Company currently employs twelve full time employees on a consolidated basis consisting of four officers, two customer service, three tellers, one loan secretary, one loan operations assistant and one general overall operations assistant. There have been no additions to staff since the opening of the Bank on February 3, 1997.

INCOME TAXES

At December 31, 1996, the Company had a net operating loss carryforward for tax purposes of approximately $11,000, which will expire in the year 2011 if not previously utilized. No income tax expense or benefit was recorded for the period ended due to the loss carryforward, and the fact that the Company had a loss for the first nine months of the year.


ASSET QUALITY

Total assets at September 30, 1997 were approximately $35,763,000, an increase of 5,877,000 or 42% over total assets at June 30, 1997. The return on average assets was (0.l9%) for the quarter ended September 30, 1997, compared to (.91%) for the quarter ended June 30, 1997. Net loans increased $4,658,000 to 13,953,000 or 66% from June 30, 1997 to September 30, 1997. Other assets increased $94,000 or 72% from June 30, 1997 to September 30, 1997. Deposits reflected an 5,817,000 or 19% increase from June 30, 1997 to September 30, 1997.

At September 30, 1997, the Company had no past due loans and as of that date has no chargeoffs and recoveries in the loan portfolio. There have been no gains or losses on securities sales. There were no past due loans, chargeoffs, recoveries, or gains or losses on sale of securities as of March 31, 1997.

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses of $147,000 at September 30, 1997 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.


          ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT SEPTEMBER  30, 1997
          ------------------------------------------------------------

Allowance for loan losses at June 30, 1997................     $ 93,000
Charge-offs:                                                        -0-
  Commercial, financial, and agricultural.................          -0-
  Real estate.............................................          -0-
  Installment loans to individuals........................          -0-
  Total...................................................          -0-
Recoveries:
  Commercial, financial, and agricultural.................          -0-
  Real estate.............................................          -0-
  Installment loans to individuals........................          -0-
  Total...................................................          -0-
Net charge-offs...........................................          -0-
Provision for loan losses charged to income...............       54,000
                                                               --------
Allowance for loan losses at June 30, 1997................     $147,000

                        LIQUIDITY AND CAPITAL RESOURCES

Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements at September 30, 1997. At September 30, 1997, the liquidity ratio (i.e., cash, short-term assets and marketable assets divided by net deposits and short-term liabilities) for the bank was 74.20%, the loan to deposit ratio was approximately 49.6% and the dependency ratio was 19.74%. These compare to a liquidity ratio of 83.70%, a dependency ratio of 10.34% and a loan to deposit ratio of 41.5% at June 30, 1997. This increase in the loan to deposit ratio and the resulting decrease in liquidity is due primarily to the increase in loans. At September 30, federal funds sold were $4,840,000 compared to $10,010,000 at June 30, 1997. This decrease in federal funds sold decreased the Bank's liquidity because an increase in the loan portfolio corresponded to the decrease in federal funds sold. As the portfolio continues to grow, management will continuously monitor the liquidity of the Bank and the Company and make adjustments as deemed necessary. Investing the Bank's available funds in loans and other high interest securities will increase the Bank's earning potential.

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

                            FORSYTH BANCSHARES, INC.
                                      AND
                        CITIZENS BANK OF FORSYTH COUNTY
                        REGULATORY CAPITAL REQUIREMENTS
                                 JUNE 30, 1997
                             (Dollars in Thousands)



                                           Actual                          Required                        Excess
                                    Amount        Percent           Amount         Percent          Amount       Percent
                                 -------------------------        -------------------------       -----------------------

FORSYTH BANCSHARES, INC.

Risk-based capital:
   Tier 1 capital                   $7,290          58%             $ 241          4.00%           $6,999          54%
   Total capital                     7,383          58%             1,009          8.00%            6,374          50%
Tier 1 leverage ratio                7,290          58%             1,009          4.00%            6,999          50%


CITIZENS BANK OF FORSYTH COUNTY
Risk-based capital:
   Tier 1 capital                   $6,153          33%             $ 243          4.00%            5,910          29%
   Total capital                     6,300          34%               491          8.00%            5,809          26%
Tier 1 leverage ratio                6,083          33%               243          4.00%            5,910          29%

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