Form 10KSB40
period 1997-12-31
FORSYTH BANCSHARES INC
filed 1998-03-31
CIK 1021479

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-KSB

                         ------------------------------

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                        Commission file number: 333-10909


                            FORSYTH BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)



       Georgia                                             58-2231953
(Name of Small Business                    (I.R.S. Employer Identification No.)
Issuer in its Charter)


501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia        30040
       (address of principal executive office)                 (Zip Code)


        (Issuer's telephone number, including area code): (770) 886-9500


             Securities registered under Section 12(b) of the Act:

  Title of Each Class             Name of Each Exchange on Which Registered
  -------------------             -----------------------------------------
          None                                      None


             Securities registered under Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
           ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year. ($321,820)

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 15, the aggregate market value of voting stock of the Registrant held by non-affiliates of the registrant, was approximately $8,000,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 1998, there were 800,000 shares of the Registrant's common stock outstanding.

         Documents Incorporated by Reference:  None.

================================================================================

                                      INDEX


PART I ....................................................................      1

         Item 1     Business...............................................      1

         Item 2     Properties.............................................     15

         Item 3     Legal Proceedings......................................     15

         Item 4     Submission of Matters to a Vote of Security Holders....     15

PART II ...................................................................     16

         Item 5     Market for Registrant's Common Equity and
                    Related Stockholder Matters............................     16

         Item 6     Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations of Forsyth BancShares, Inc...............     16

         Item 7     Financial Statements and Supplementary Data............     33

         Item 8     Changes and Disagreements with
                    Accountants on Accounting and Financial
                    Disclosure.............................................     49

PART III ..................................................................     49

         Item 9     Directors and Executive Officers
                    of the Registrant......................................     49

         Item 10    Executive Compensation.................................     52

         Item 11    Security Ownership of Certain Beneficial
                    Owners and Management..................................     55

         Item 12    Certain Relationships and Related Transactions.........     56

         Item 13    Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K................................     56

         Signatures........................................................     58

         Exhibit Index ....................................................     61

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Forsyth Bancshares, Inc. (the "Company") was incorporated as a Georgia corporation on February 14, 1996, primarily to own and control all of the capital stock of The Citizens Bank of Forsyth County (the "Bank"). The Company initially engages in no business other than owning and managing the Bank.

         The Bank received final regulatory approval on January 30, 1997 from Department of Banking and Finance of the State of Georgia (the "DBF") and the Federal Deposit Insurance Corporation (the "FDIC") to begin business on February 3, 1997. The Company received final approval to acquire the capital stock of the Bank from the DBF on October 15, 1996 and from the Federal Reserve Bank of Atlanta (the "Federal Reserve"), as delegate of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") on November 25, 1996. The Bank commenced operations on February 3, 1997 as a commercial bank engaging in a general commercial and retail banking business, emphasizing the needs of small to medium-sized businesses, professional concerns and individuals, primarily in Cumming, Georgia and the surrounding area, including Forsyth County (the "Forsyth County Area").

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

MARKETING FOCUS

         Most of the banks in the Forsyth County Area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Georgia and the Forsyth County Area, management believes that there is a void in the community banking market in the Forsyth County Area and that the Bank can successfully fill this void. As a result, the Company generally will not attempt to compete for the banking relationships of large corporations, but will concentrate its efforts on small to medium-sized businesses and on individuals.

         The Bank plans to advertise aggressively, using a wide range of media to target market segments and will emphasize the Company's local ownership, community bank nature and ability to provide more personalized service than its competition. Management, as long-time residents and business people in the Forsyth County Area, has determined the credit needs of the area through personal experience and communications with their business colleagues. Management believes that the area will react favorably to the Bank's emphasis on service to small businesses, professional concerns and individuals. However, no assurances in this respect can be given.

LOCATION AND SERVICE AREA

         The Bank is a general commercial and retail banking business, emphasizing the needs of small to medium-sized businesses, professional concerns and individuals, primarily in Cumming, Georgia and the surrounding area, including Forsyth County. The principal executive offices and telephone number of both the Company and the Bank are located at 501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia 30040, (770) 886-9500.

         The Bank's primary service area is Forsyth County, Georgia, which is located in North Georgia. Forsyth County had an estimated population of 52,700 in 1994, 60,311 in 1995 and 84,000 in 1997. The average estimated effective buying income per household was $49,035 in 1994 and $64,000 in 1997. The estimated unemployment rates in Forsyth County were 3.8%, 3.3%, and 2.6% in 1993, 1994 and 1997, respectively. The estimated number of households in Forsyth County grew from 21,828 in 1995 to 25,761 in 1997. Cumming is the only city in the county and may be reached via major highways including Georgia Highways 9, 20, 141, 306, 369 and 400.

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

DEPOSITS

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to the Bank's principal market area at rates competitive to those offered in the Forsyth County Area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and governmental authorities. As of December 31, 1997, the Bank's deposits were allocated among certain categories as follows: 8.70% demand deposits, 28.89% NOW accounts, 61.33% time deposits and no government deposits.

LENDING ACTIVITIES

         General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to small to medium-sized businesses, professional concerns and individuals that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank has established policies, which are subject to change, that limit, subject to certain exceptions, the loans in each general category to the following percentages: 35% real estate loans, 25% commercial loans and 40% consumer loans.

         Credit Risk. There are certain risks inherent in making all loans. A principal economic risk inherent in making loans is the creditworthiness of the borrower. Other risks inherent in making loans include risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and, in the case of a collateralized loan, risks resulting from uncertainties as to the future value of the collateral. Management will maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. Certain specific risks with regard to each category of loans are described under the separate subheading for each type of loan below.

         Real Estate Loans. A primary component of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and are more likely fixed in the case of shorter term loans. The Bank generally charges an origination fee. Management will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The Bank's policy is for the loan-to-value ratio for (i) first and second mortgage loans and (ii) construction loans not to exceed 80% and 75%, respectively. In addition, the Bank may require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank will compete for real estate loans with a number of bank competitors which are well-established in the Forsyth County Area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See "-- Competition". The Bank may also originate loans for sale into the secondary market. The Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

         Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchases of equipment and machinery. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Forsyth County Area. The well-established banks in the Forsyth County Area will make proportionately more loans to medium to large-sized businesses than the Bank. Many of the Bank's current and future commercial loans are and will likely be made to small to medium-sized businesses which may be less able to withstand competitive, economic and financial conditions than larger borrowers.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 48 months or are 90-day term loans, in each case bearing interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit generally are the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire 10 years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans are the established banks in the Forsyth County Area.

         Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the officers' loan committee. The Bank has established officers' lending limits, and any loan in excess of this lending limit will be approved by the loan committee. The Bank will not make any loans to any director, officer or employee of the Bank unless the loan is approved by the Bank's Board of Directors, or a committee thereof, and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

         Lending Limit. Under the Georgia Financial Institutions Code (the "Financial Institutions Code"), the Bank is limited in the amount it can loan to a single borrower (including the borrower's related interests) by the amount of the Bank's statutory capital base. The limit is 15% of the statutory capital base unless each loan in excess of the 15% is approved by the Bank's Board of Directors, or a committee thereof, and unless the entire amount of the loan is secured by good collateral or other ample security. In no event, however, may the aggregate amount loaned to any borrower exceed 25% of the Bank's statutory capital base, subject to certain exceptions relating to the type and adequacy of the collateral for such loan. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. The Bank does not have any internal policy restrictions concerning loans to one borrower other than the limits imposed by the Financial Institutions Code and those relating to loans to affiliates. See "--Supervision and Regulation -- The Bank -- Transaction With Affiliates and Insiders." Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

         Other bank services provided by the Bank include cash management services, safe deposit boxes, travelers checks, direct deposits of payroll and social security checks and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions. The Bank does not currently and does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the DBF.

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Forsyth County Area and elsewhere. As of December 31, 1997, there were seven commercial banks, with 10 commercial bank branches and one credit union operating in Forsyth County. A number of these competitors are well-established in the Forsyth County Area. Most of these institutions have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not currently nor expect to provide. In addition, non-depository institution competitors are generally not subject to the extensive regulations applicable to the Company and the Bank. Recent federal legislation permits commercial banks to establish operations nationwide, further increasing competition from out-of-state financial institutions. Furthermore, recently enacted Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia, thus creating further opportunities for other financial institutions to compete with the Bank. Generally, from July 1, 1996 to July 1, 1998, any bank located in Georgia may branch into any three additional Georgia counties regardless of the location of the parent bank. After July 1, 1998, banks may establish branch banks statewide without limitation. In addition, on-line computer banking via the Internet or otherwise may also become an increasing source of competition for community financial institutions such as the Bank. As a result of these competitive factors, the Bank may from time to time be required to pay higher rates of interest to attract deposits. Management believes that the Bank will be able to compete effectively with these institutions in the Bank's proposed markets, but no assurances can be given in this regard.

         Forsyth County is a rapidly growing market area. Currently, the Bank is the only locally owned and operated bank in Forsyth County. Management believes that this enhances the Bank's ability to maintain strong local support and to continue its growth.

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

THE COMPANY

         General. Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956 (the "BHCA") and the Financial Institutions Code. The activities of the Company will also be governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

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

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the Company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

         The Financial Institutions Code and applicable provisions of federal law allow interstate banking by permitting bank holding companies to acquire Georgia banking organizations so long as the Georgia-based banks to be acquired have been in existence and continuously operated as banks for five years or more. Georgia bank holding companies are likewise permitted to acquire banking organizations in other states, subject to similar aging requirements. Effective June 1, 1997, banks located in substantially all states may merge or consolidate with Georgia-based banks that satisfy the five-year age requirement. Following such mergers or consolidations, the resulting bank may expand in each state where its predecessors were located, subject to the branching laws of that particular state. Those acquisitions and transactions are generally subject to federal and Georgia approval as described above. See "-- The Bank -- Branching."

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

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In recent years, the amount of the BIF premium has been substantially reduced. As a result of the enactment of the Federal Deposit Insurance Funds Act of 1996 on September 30, 1996, commercial banks are now required to pay part of the interest on the Financing Corporation's ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980s. As a result, commercial bank deposits are now also subject to assessment by FICO upon the approval by the FDIC Board ("FICO Assessment") of such assessment. Beginning in 1997 and until the earlier of December 31, 1999 or the date on which the last saving association ceases to exist, the assessment rate FICO imposes on a commercial bank must be at a rate equal to one-fifth the assessment rate applicable to deposits assessable by the SAIF. The Bank's FICO Assessment for 1997 was $850, and the Bank believes it will be at least approximately $8,000 for 1998. Increases in deposit insurance premiums will increase the Bank's cost of funds, and there can be no assurance that deposit insurance premiums will not increase in the future.

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

         Under these guidelines, Bank's and bank holding companies' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a

50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating and direct obligations of or obligations guaranteed by the United States Treasury or United States government agencies, which have a 0% rating.

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

         FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Bank currently qualifies as "well-capitalized."

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

         The DBF requires the Bank to maintain a ratio (the "Primary Capital Ratio") of total capital (which is essentially Tier 1 capital plus the allowance for loan losses) to total assets (defined as balance sheet assets plus the allowance for loan losses) of at least 6%. In addition, the Bank expects that, in accordance with DBF policy and prior practice, the Bank will be required to maintain a Primary Capital Ratio of 8% during its first three years of operation.

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

RECENT LEGISLATIVE DEVELOPMENTS

         The Interstate Banking Act was passed by Congress in 1994 and provides for unrestricted interstate bank mergers, unrestricted interstate acquisition of banks by bank holding companies, and interstate de novo branching by banks, subject to certain aging and deposit market share limitations. The States, however, may opt in or opt out of several of such Act's provisions.

         Revisions to the Bank Secrecy Act in 1996 affected numerous issues, including suspicious activity reporting, funds transfer record keeping, interim exemption rules, and the definition of "exempt persons" and the way in which banks designate exempt customers.

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was enacted in September 1996. This Act primarily provided arrangements for the recapitalization of the SAIF and regulatory relief for bank holding companies in several significant areas. Bank holding companies that also owned savings associations and were therefore subject to regulation by the Office of Thrift Supervision ("OTS") as savings and loan holding companies were relieved of such duplicative regulation, and neither future acquisitions of savings associations by bank holding companies nor mergers of savings associations into banks will any longer require application to and approval by the OTS. Acquisitions of well-capitalized and well-managed bank holding companies of companies engaging in permissible nonbanking activities

(other than savings association) may now be made with only 12 days prior notice to the Federal Reserve, and de novo engagement in such activities by such bank holding companies may be commenced without prior notice and with only subsequent notice to the Federal Reserve. The same legislation also gave regulatory relief to banks in regard to corporate governance, branching, disclosure (under the Real Estate Settlement Procedures Act and the Truth in Lending Act) and other operational areas. On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of EGRPRA. Among other things, these amendments to Federal Reserve Regulation Y reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well managed holding companies; expand the list of non-banking activities permitted under Regulation Y and reduce certain limitations on previously permitted activities; and amended Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products with their affiliates.

         In 1996, the FDIC adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS") effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings and Liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component of Sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to management's ability to identify, measure, monitor and control market risk; the institution's size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non trading positions.

         The Federal Reserve also recently adopted regulations providing for a streamlined application process in connection with acquisitions of banks and bank holding companies by well-capitalized, well-managed bank holding companies. During 1996, changes were also made to the current system used to rate banks.

         The State of Georgia Department of Insurance and Department of Banking and Finance also recently adopted regulations that will permit banks operating in Georgia to engage in certain insurance sales activities, subject to compliance with certain conditions.

         Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. Among other items under consideration are the possible combination of the BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

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

EMPLOYEES

         The Bank had 14 full-time and no part-time employees at December 31, 1997. The Company does not have any employees other than its officers.

ITEM 2.  PROPERTIES

         The site of the Bank's principal facility is located at 501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia 30040. The Company leases its principal facility consisting of approximately 6,000 square feet under a Sublease Agreement, as amended, with NationsBank, N.A. (South), the initial term of which expires August 31, 2001. The base annual rent under the sublease is $67,500, $69,525, $71,611 and $75,972 in years 1997, 1998, 1999, 2000 and 2001, respectively. The Company has completed all necessary building renovations, at a cost of approximately $118,000. The Company believes that the facilities will adequately serve the Bank's needs for its first several years of operation.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no market for the shares of Common Stock and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the Company's Common Stock to be traded on any stock exchange or over-the-counter market. As of March 15, 1998, there were approximately 630 holders of record of the Company's Common Stock and 800,000 shares of Common Stock issued and outstanding.

         No cash dividends have been paid to date on the Common Stock of the Company, and it is anticipated that earnings will be retained for the foreseeable future to support the Company's rapid growth and expansion. The Company currently has no source of income other than dividends and other payments received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulation and policies.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FORSYTH BANCSHARES, INC.

         The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the past two years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and related notes to the consolidated financial statements and the selected financial data presented elsewhere herein.

SUMMARY

         The Company was organized on February 14, 1996 (the "Inception"). On February 3, 1997, the Bank began operations. Between February 14, 1996 and February 3, 1997, the Company's principal activities were related to its organization, conducting of its initial public offering, pursuing the approvals from the DBF and the FDIC of its application to charter the Bank, and pursuing the approvals from the Federal Reserve Board for the Company to acquire control of the Bank. Neither the Company nor the Bank conducted any banking operations in 1996. Subsequent to February 3, 1997, the Company's principal activities have been to conduct the business of banking through its subsidiary bank.

         Given the disparate activities conducted by the Company in 1996 and 1997 as described above, the financial and other data as of and for (i) the period ended December 31, 1996 and (ii) the year ended December 31, 1997, are not comparable.

PERIOD ENDED DECEMBER 31, 1996

         At December 31, 1996, the Company had total assets of $6,434,527. These assets consisted principally of restricted cash from stock subscriptions of $5,986,074, premises and equipment of $303,405, organization costs of $71,288, cash of $38,993 and other assets of $34,767. Premises and equipment consisted primarily of modifications for the Bank's main office site. The organization costs relate to the organization of the Company and the Bank and have been capitalized and will be amortized over five years.

         The Company's liabilities at December 31, 1996 were $6,612,847, and consisted primarily of subscribers' deposits of $5,986,074, advances under a line of credit from a bank of $615,000 and other accrued expenses of $11,773. The Company's line of credit with The Bankers Bank was in the amount of $650,000. The line of credit was available to fund future organization expenses and improvements to be made to the building prior to breaking escrow on the subscribers' deposits. The Company had a stockholder's deficit of $178,320 at December 31, 1996.

         The Company had a net loss of $178,370, from February 14, 1996 (Inception) through December 31, 1996, or a pro forma net loss of $0.22 per share (assuming the sale of the 800,000 shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank, the preparation of an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the DBF, the FDIC and the Federal Reserve Board in connection with the application process, preparing and filing a registration statement with the Securities and Exchange Commission (the "Commission") which included a Prospectus, the selling of the Common Stock, meetings and discussions among various organizers regarding application and Commission filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company and taking other actions necessary for a successful bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues other than the interest earned on the escrowed deposits.

         The Bank was capitalized with $6,500,000 of the net proceeds of the Company's initial public offering, and the remainder was used to pay organization expenses of the Company and provide working capital, including additional capital for investment in the Bank, if needed.

FOR THE YEAR ENDED DECEMBER 31, 1997


         Net loss for 1997 was $321,820, as compared to the Company's net loss of $178,370 in 1996. Net loss per common share for 1997 was $.40 or a loss of $.18 more than in 1996.

FINANCIAL CONDITION

Earning Assets

         Average earning assets in 1997 were $24,331,000, and earning assets as of December 31, 1997 were $35,306,000.. This disparity is primarily the result of the sharp increase in loan originations during 1997 as the Bank began to leverage its deposit funds. At December 31, 1997 the earning asset mix was loans at 53%, investment securities at 42% and other earning asset categories at 5%. The mix of earning assets is monitored to anticipate and respond to favorable interest rate movements in an effort to increase the return on earning assets.

Loan Portfolio

         The Company's average loans, net of unearned income, for 1997 were $9,074,000 and the Company's loans outstanding on December 31, 1997 were $18,799,000. This disparity similarly resulted from the growth of the Company's loan portfolio from February 3, 1997. Loan growth for 1997 was primarily funded through increased deposit growth, and prepayments and maturities from the investment portfolio. The following table details the classifications of loan by major categories at December 31, 1997:

                                 LOAN PORTFOLIO
                                 (in thousands)

                                                                 Year Ending
                                                              December 31, 1997
                                                      -----------------------------
                                                       Amount      Percent of Total
                                                      -----------------------------
Commercial, financial and agricultural                 $3,558,625            18.93%
Real estate construction                                4,538,123            24.14%
Real estate mortgage (Residential)                      6,956,526            37.00%
Installment                                             3,746,620            19.93%
                                                      -----------           ------
                                                      $18,799,894           100.00%
                                                                            ======

Less:
   Unearned income                                              0
   Allowance for loan losses                              235,000
                                                      ===========
Total loans                                            18,564,894
                                                      ===========


         Management of the Company sought to expand loan originating throughout 1997, while at the same time maintaining high credit quality. During 1997, interest rates remained relatively stable and the national economy continued to generate moderate growth with low inflation. Loan demand was strong reflecting economic growth within Forsyth Bank's market. A large factor that will affect interest rates and the Bank's loan growth during 1998 will be whether inflationary pressures will cause the Federal Reserve to increase interest rates. Company management will seek additional loan and deposit growth in 1998, but the amount of such growth, if any, will depend upon general economic conditions, including whether or not the Federal Reserve decreases or maintains current interest rate levels.

         The following table shows maturities of certain loan classifications and an analysis of the rate structure for such loans due in over one year.

                   LOAN MATURITY AND INTEREST RATE SENSITIVITY
                             as of December 31, 1997
                                 (in thousands)

                                                                                Rate Structure for Loans
                                                                                 Maturing Over One Year
                                                                            ------------------------------
                                           One Year to                       Predetermined     Floating or
                          One Year or      Five Years     Over Five Years    Interest Rate      Adjustable
                              Less                                                                 Rate
Commercial, financial,
 agricultural and Real
 Estate                      $10,497        $1,314              $10            $2,971           $8,850
Consumer                       1,492         5,259              228             6,979                0
                         --------------------------------------------------------------------------------
         Total               $11,989        $6,573             $238            $9,950           $8,850
                         ================================================================================

Investment Portfolio

         The Company's investment securities portfolio was $14,731,000 at year end 1997. The balance is a result of investing proceeds from the stock sale, as well as funds made available from deposits in excess of loan fundings. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity.

         During 1997, gross proceeds from calls and maturities of investment securities were $1,784,000, representing 21% of the average portfolio for the year. Net gains associated with the sales were $1,002 which accounted for 2% of noninterest income. Although the Company intends to actively administer the investment portfolio and take advantage of market rate fluctuations, management does not believe that a disproportionate share of noninterest income will be produced by securities gains. Over the course of 1997, market interest rates on bonds decreased, thus generally enhancing the market values of the interest sensitive investment securities. As of December 31, 1997, the net unrealized security gain, net of tax effect, contributes a $50,992 increase in accounting capital or .06 per share to the Company's stock book value.

         The following table sets forth the carrying amount of the investment securities portfolio at the end of each of the last two years.

                              INVESTMENT PORTFOLIO
                                 (in thousands)

                                                              Years Ended December 31,
                                                              ------------------------
                                                               1997            1996
         Securities Available for Sale:
             U.S. Treasury securities                      $ 4,030,310        $     0
             U.S. Agency obligations                         6,739,625              0


                Total Available for Sale Securities        $10,769,935        $     0
                                                           -----------        -------

         Securities Held To Maturity:
             U.S. Treasury securities                      $         0        $     0
                                                                              -------
             U.S. Agency obligations                         2,990,045              0

             Other securities                                  971,372              0
                                                           -----------        -------
                Total Held to Maturity Securities            3,961,417              0
                                                           -----------        -------

         Total Securities                                  $14,731,352        $     0
                                                           -----------        -------


         The maturities and weighted average yields of the investment securities portfolio at the end of 1997 are presented in the table referenced below using primarily the stated maturities excluding the effects of prepayments. The total mortgage backed securities for 1997 were $971,372 and as of December 31, 1997, the average expected life was 7.5 years. The average expected life of the total investment security portfolio at December 31, 1997 was 3.37 years with an average tax equivalent yield of 6.29%. Taxable equivalent adjustments, using a 34 percent tax rate, have been made in calculating yields on tax-exempt obligations.

         As of December 31, 1997, except for the U.S. Government and its agencies, there was not any issuer who represented 10% or more of shareholders' equity within the investment portfolio.

         During 1997, average federal funds sold were $6,855,000. This increase is due primarily to funds from the stock offering. Management expects the average balance in federal funds sold to decrease in 1998 from the average in 1997 to fund further loan growth. The Bank had no interest earning deposits held with other banks at year-end 1997. Refer to Note #2 of Financial Statement for maturities of securities.

Deposits and Short-term Borrowings

         The Company's average deposits were $19,840,000 during 1997 and the Company's total deposits at December 31, 1997 were $30,346,000. During 1997, average interest bearing liabilities were $16,239,000 and average noninterest bearing deposits were $3,601,000. The majority of the growth since beginning banking operations in February, 1997 reflects the Company's strategy of emphasizing deposit growth (with an emphasis on core deposits) as the primary source of funding for balance sheet growth. Through product enhancements, improved customer service, employee education regarding cross selling bank products and services, management remains dedicated to pursuing various avenues to develop its deposit base.

         Regarding the Company's deposit mix, savings deposits and both interest bearing and noninterest bearing transaction deposits were $11,733,000 and accounted for 39% of total average deposits during 1997. The large certificates of deposit were $9,688,000, representing 32% of the total average deposits during 1997. Other time deposits under $100,000 were $8,925,000 or 29% of average deposits for 1997. The maturities of the time deposits over and under $100,000 issued by the Company as of December 31, 1997, are summarized in the following table:


                           MATURITIES OF TIME DEPOSITS
                             as of December 31, 1997
                                 (in thousands)

                                           Three months         Over three months
                                              or less         and less than 1 year         Over 1 year
                                       --------------------------------------------------------------------
Certificates of deposit over $100,000            $3,696                 $5,667                 $324
Other time deposits under $100,000                2,435                  5,964                  526
                                       --------------------------------------------------------------------
         Total                                   $6,131                $11,631                 $850
                                       ====================================================================

         The Company had no borrowed funds or agreements to repurchase during 1997.



Capital Resources

         Stockholders' equity increased $7,689,463 to $7,511,143 as of December 31, 1997 over December 31, 1996 amounts.. The growth in stockholders' equity in 1997 was a result primarily of the proceeds from the initial public offering minus the pre-opening costs and first year operating losses. The Company consummated its initial public offering on February 3, 1997, pursuant to which it sold 800,000 shares at $10.00 per share for total gross proceeds of $8,000,000. The Company has not paid dividends in the past and will likely retain all earnings for future growth and not pay dividends for the foreseeable future. The Company is subject to numerous regulatory limitations on its ability to pay dividends.

         A strong capital position promotes depositor and investor confidence and provides a foundation for profitability and future growth of the organization. Average stockholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets for 1997 was 23%.


                          RETURNS ON EQUITY AND ASSETS
                          Year ending December 31, 1997

          Return on average assets                                       (1.26)%
          Return on average equity                                       (5.45)%
          Average equity to average assets ratio                         23.08%

         The various federal bank regulators, including the Federal Reserve and the FDIC, have risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, qualifying noncumulative perpetual preferred stock and minority interests in the common equity accounts of consolidated subsidiaries, reduced by goodwill, other intangible assets and certain investments in other corporations ("Tier 1 Capital"). Tier 2 Capital consists of Tier 1 Capital, as well as a limited amount of the allowance for possible loan losses, certain hybrid capital instruments (such as mandatory convertible debt), subordinated and perpetual debt and nonqualifying perpetual preferred stock ("Tier 2 Capital").

         At December 31, 1994, a risk-based capital measure and a minimum ratio standard was fully phased in, with a minimum total capital ratio of 8.00% and Tier 1 Capital equal to at least 50% of total capital. The Federal Reserve also has a minimum leverage ratio of Tier 1 Capital to total assets of 3%. The 3% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and BIF-insured state-chartered non-member banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. The FDIC has similar capital requirements for BIF-insured state-chartered non-member banks.

         The Federal Reserve and the FDIC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were rated a composite "one" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total average assets less all intangibles. The regulatory capital ratios of the Company currently exceed the minimum ratios of 5% leverage capital, 6% Tier 1 and 10% Tier 2 required in 1997 for "well capitalized" banks as defined by federal regulators. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. See "Supervision and Regulation - Capital."

         The following table sets forth the regulatory capital calculations of the Company and its subsidiaries on a consolidated basis as of December 31, 1997, calculated in accordance with the applicable requirement of the Federal Reserve in effect on such date:

                         RISK BASED CAPITAL CALCULATION
                                 (in thousands)
                                December 31, 1997

                                                          ------------------------------------
                    Stockholders' Equity                     $7,511,143
                                                          ====================================

                    Regulatory capital
                    Tier 1 risk based:
                        Actual                               $7,480,305            42.80%
                        Minimum required                        700,000             4.00%
                                                          ------------------------------------
                        Excess above minimum                 $6,780,305            38.80%
                                                          ====================================

                    Total risk based:
                        Actual                               $7,721,000            44.20%
                        Minimum required                      1,399,000             8.00%
                                                          ------------------------------------
                        Excess above minimum                 $6,322,000            36.20%
                                                          ====================================

                    Leverage:
                        Actual                               $7,480,305            20.9%
                        Minimum required                      1,434,000             4.0%
                                                          ------------------------------------
                        Excess above minimum                 $6,046,305            16.9%
                                                          ====================================

                    Total risk based assets                 $17,488,000
                    Total average assets for period         $35,856,000
                    Total assets                            $38,054,897
                    Total intangible assets                         $58


BALANCE SHEET MANAGEMENT

Liquidity Management

         Liquidity is the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

         The primary function of asset/liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Real estate loan payments are becoming an increasingly important source of liquidity for the Company as this portfolio continues to grow. Total loans, less unearned income, maturing in one year or less amounted to $11,969,000 or 64% of the total loan portfolio at December 31, 1997. Investment securities maturing in the same time frame totaled $1,000,000 or 7% of the investment securities portfolio at year-end 1997.

Additional sources of liquidity are the investments in federal funds sold and prepayments from the mortgage backed securities from the investment portfolio.

         The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity and basically represent the Company's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. At year-end 1997, the Company held $14,371,000 of additional securities available for pledging as repurchase agreements and had $2,150,000 of federal funds lines available and unused.

THE COMPANY BELIEVES ITS CURRENT CAPITAL WILL BE SUFFICIENT TO FUND THE ACTIVITIES OF THE BANK IN ITS INITIAL STAGES OF OPERATIONS, AND THAT THE BANK WILL GENERATE SUFFICIENT INCOME FROM OPERATIONS TO FUND ITS ACTIVITIES ON AN ONGOING BASIS. THE BANK OPENED FOR BUSINESS AS A COMMERCIAL BANK TO SERVE THE FORSYTH COUNTY AREA ON FEBRUARY 3, 1997. THE COMPANY BELIEVES THAT INCOME FROM THE OPERATIONS OF THE BANK WILL BE SUFFICIENT TO FUND THE ACTIVITIES OF THE COMPANY ON AN ONGOING BASIS; HOWEVER, THERE CAN BE NO ASSURANCE THAT EITHER THE BANK OR THE COMPANY WILL ACHIEVE ANY PARTICULAR LEVEL OF PROFITABILITY.

Interest Rate Sensitivity Management

         Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Interest rate sensitivity with a view to maintaining a mix of assets and liabilities that respond to changes in interest rates within an acceptable time frame, thereby managing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities that are subject to repricing at various time horizons.

         Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. Overall, due to the factors cited, current simulation results indicate a relatively moderate sensitivity to up or down shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest bearing liabilities falls faster than the yields on interest bearing assets, thus creating the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than costs of interest bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and other economic data to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income is the principal component of a financial institution's income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The discussion of net interest income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate comparisons among various taxable and tax-exempt assets.

         Banking operations began on February 3, 1997 and as a result there were no loan or investment balances in the prior year. Net interest income for the year ended December 31, 1997 was $1,048,680 and net income after provision for loan losses was $813,680. Interest income was $1,909,899 which was primarily generated by the growth in the loan portfolio as well as interest from federal fund as investments. The loan portfolio earned an average rate of 11% for the period while the interest income on investments earned an average rate of 6%. Interest expense for the year was $861,219 of which $854,227 was the result of interest paid on deposits. The average rate paid on deposits for the year was 5%. The Company's yield on average assets was 8%, which was offset by a cost of funds of 5% resulting in a net interest margin of 3%.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have generally in the banking industry been under intense pressure to maintain historical levels due in part to tax laws that discouraged investment in tax-exempt instruments, intense competition for funds with non-bank institutions and changing regulatory supervision for some financial intermediaries. These pressures are not unique to the Company and were experienced by the banking industry nationwide.

See the accompanying schedule entitled "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" for more information.

CONSOLIDATED AVERAGE BALANCES,
     INTEREST INCOME/EXPENSE AND YIELDS/RATES
Taxable Equivalent Basis
         (in thousands)

Year Ending December 31, 1997

                                                      Average Balance Income/Expense Yield/Rate
                         ASSETS
Earning Assets:
    Loans, net of unearned                                $ 9,074       $  974         10.73%
    Investment securities:                                  8,402          528          6.28%
    Other earning assets                                    6,855          408          5.95%
                                                          -------       ------
       Total earning assets                               $24,331       $1,910          7.85%
Allowance for loan losses                                      88
Cash and other assets                                       1,361
                                                          =======
                  TOTAL ASSETS                            $25,604
                                                          =======

          LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Liabilities:
    Interest demand                                       $ 5,286          205          3.88%
    Savings                                                   271            7          2.58%
    Time less than 100,000                                  4,671          296          6.34%
    CD's greater than 100,000                               6,015          346          5.75%
    Borrowing at Holding Company                               47            7         14.89%

                                                          -------       ------
               Total interest bearing liabilities         $16,290       $ $861          5.29%
                                                                        ======
Net interest spread                                                     $1,049          2.56%
                                                                        ======
Noninterest bearing deposits                                3,601
Accrued expenses and other liabilities                         73
Stockholders' equity                                        5,687
                                                          =======
               TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                       $25,651
                                                          =======
Net yield on earning assets                                                             4.31%
                                                                                        ====

Provision for Loan Losses, Net Charge-Offs and allowance for Loan Losses

         The provision for loan losses is the expense of providing an allowance or reserve for anticipated future losses on loans. The amount of the provisions for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

         Should the economy continue to grow at a moderate pace, improved property values and commercial developments will enhance the asset quality of the loan portfolio and, therefore, lower the probability for further write-downs, charge-offs and the transfer of currently performing loans to a nonaccrual status in the real estate and commercial loan categories. The mix of loans in the commercial real estate construction and development portfolios are balanced in areas such as office buildings and retail stores. In addition, the Bank's lending review areas monitor large real estate credits on a continuing basis.

         Since beginning banking operations, the Company has imposed strict underwriting and loan review standards in order to reduce the effect that economic cycles might have on credit quality. Loan reports are prepared and used in conjunction with the identification and monitoring of loans on a monthly basis. Management's involvement continues throughout the process and will, when necessary, include participation in the work-out process and recovery activity. A determination of a potential loss will result in a charge to the provision for loan losses, thereby increasing the allowance for possible loan losses available for the potential risk. Management monitors the entire loan portfolio in an attempt to identify problem loans so that risks in the portfolio can be timely identified and an appropriate allowance maintained. During 1997, the Company had no charge off or recoveries while providing $235,00 for potential loan loss. As a result, the allowance for loan loss to average loans outstanding was 1.25%.

         Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The allowance for possible loan losses was initially established in 1997 as the Company provided $235,000 during 1997 reflecting primarily the growth in the Company's loan portfolio. The Company does not allocate the allowance for loan losses by category of loan as insufficient historical data has been collected to determine the allocation. The Company's management has determined a coverage ratio of 1.25% of loans should be sufficient to cover any potential losses in the portfolio based on historical information on its peer group and other factors deemed relevant by this Company.

ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS

         Interest on loans is normally accrued from the date an advance is made. The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a nonaccrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation. Generally, when a loan is placed on a nonaccrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Any interest income on a nonaccrual loan is recognized only on a cash basis. See "Nonperforming Assets."

         Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the probability of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. Senior management and the Board of Directors are informed of the status of delinquent and "watch" or problem loans on a monthly basis.

         Senior management reviews the allowance for possible loan losses and makes recommendations to the Board of Directors as to loan charge-offs on a monthly basis. The Bank's policies are generally to discontinue the accrual of interest on loans when payment of principal and interest is 90 days or more in arrears and the loans are otherwise considered non-collectible.

         At December 31, 1997 the Company had no loans accounted for on a nonaccrual basis or loans past due 90 days or more as to principal and interest payments.

         The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

         While it is the Bank's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

         In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers, senior management and those of bank regulatory agencies that review the loan portfolio as part of the Bank's examination process. While all information available is used by management to recognize losses in the loan portfolio, there can be no assurances that future additions to the allowance will not be necessary. Each member of the Bank's Board reviews the assessments of management in determining the adequacy of the allowance for loan losses.

         The Bank's allowance for possible loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for possible loan loss reserves and the size of the loan loss reserve in comparison to a group of peer banks identified by the regulators. During its routine examinations of banks, the FDIC has, from time to time, required additions to Bank's provisions for possible loan losses and allowances for possible loan losses as the regulators' credit evaluations and allowance for possible loan loss methodology have differed from those of the management of such banks. During the last several years, several large bank holding companies, located in various portions of the United States, have substantially increased their provisions and reserves for loan losses following regulatory examinations. Such regulatory examinations have focused on loan quality, particularly that of real estate loans. The Bank's attempt to reduce the risks of real estate lending through maximum loan-to-value requirements as well as systematic cash flow and initial customer credit history analyses.

         Management believes that the $235,000 in the allowance for possible loan losses at December 31, 1997 (1.25% of total outstanding loans) was adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolios, and require greater provisions for possible loan losses in the future.

NONPERFORMING ASSETS AND IMPAIRED ASSETS

         The Company has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. The Company monitors its delinquency levels for any adverse trends. Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at more favorable terms than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and loans that are past due 90 days or more. As of December 31, 1997, the Company did not have any impaired loans or nonperforming assets.

         During the past few years, the Southeastern region of the country has experienced a general improvement in the real estate loan market. In view of these market conditions, management has closely monitored and will continue to monitor the Company's real estate and commercial loan portfolio during 1998. Particular attention will be focused on those credits targeted by the loan monitoring and review process. Management's continued emphasis is to seek and maintain a relatively low level of nonperforming assets.

NONINTEREST INCOME

         Noninterest income consists of revenues generated from a broad range of financial services and activities. Various recurring noninterest income items include bank services such as travelers check fees, safe deposit box fees, origination fees on long term mortgages, ATM fees and official check sales. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income for 1997 was $50,092.


                                                      NONINTEREST INCOME
                                                      (in thousands)

                                                           1997
                                                         -------
      Service charge on deposit accounts                 $34,043
      Net securities gains realized                        1,002
      Other                                               15,047
                                                         =======
                        Total                            $50,092
                                                         =======


         Fee income from service charges on deposit accounts was $34,043 in 1997. Emphasis on checking account services, appropriate pricing for transaction deposit accounts and fee collection practices for other deposit services will continue to be important factors to increasing noninterest income for future years.

         The Company did not receive any trust fees or income from fee-based fiduciary activities in 1997. The Company realized gains on the sale of investment securities in 1997 of $1,002.

NONINTEREST EXPENSE

         Noninterest expense for 1997 was $1,185,592 and included the following:
Occupancy and equipment expenses were $224,352 in 1997. Occupancy and equipment expense in 1997 relates primarily to the depreciation related to technology related equipment purchased in 1996 and 1997 as well as equipment replacements and upgrades necessary to support increased business growth.


                                                  NONINTEREST EXPENSES
                                                     (in thousands)


                                                         1997
                                                     ----------
          Salaries and benefits                      $  579,552
          Net occupancy expense                         224,352
          FDIC insurance                                    850
          Other                                         380,838
                                                     ==========
                            Total                    $1,185,592
                                                     ==========


         The other expenses include professional service expenses, bank, travel and entertainment expenses, telephone, supplies, postage expense and amortization of intangible assets. The primary factor for the increase in non-interest expense was related to continued bank growth in 1997.

INCOME TAXES

         No income tax benefit was provided for the tax effect of the net loss, as the recognition of this benefit is heavily dependent on future taxable income. For more information about the tax attributes of the Company at December 31, 1997, see the notes to the Audited Financial Statements included herewith.

EFFECTS OF INFLATION AND CHANGING PRICES

         Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely effort liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Bank's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

         Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions and the compositions of the loan and security portfolios and the data on the interest sensitivity of loans and deposits should be considered.

FORWARD-LOOKING STATEMENTS

         The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently "other comprehensive income" for the Bank consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 130 is effective for financial statements for years beginning after December 15, 1997.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for both interim and annual periods beginning after December 15, 1997. The Bank does not have any separate segments that are considered material.

YEAR 2000 ISSUE

         The Company recognizes the scope and potential problems associated with the Year 2000 compliance program. The Company has adopted a plan of action and has in place a team of key managers to implement steps that will solve the problem for all of the Company's mission critical systems and hardware. The Company has progressed through the awareness and assessment phases and has entered into the renovation phase where the actual work is done to bring systems into compliance. In addition to systems compliance, the Company is actively evaluating all credit relationships to determine any risks represented to the Company by the impact of Year 2000 on customer operations. Also, the Company has incorporated Year 2000 compliance into its loan policy and underwriting standards.

         Based on a preliminary study by the management of the Company and given that all of the Bank's technology has been installed during 1997, the Company expects to incur expenses of only a nominal amount to modify its information systems appropriately to accurately process information for the year 2000 and beyond.

         The Company continues to evaluate appropriate courses of corrective action including replacement of certain systems whose associated costs would be recorded as assets and amortized. Management expects that the costs to convert the Company's information systems to Year 2000 compliance will not have a material impact on the Company's consolidated financial statements or results of operation. The amount expensed in 1997 in connection with the Company's Year 2000 compliance program was immaterial.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FORSYTH BANCSHARES, INC.                                                      PAGE
                                                                              ----

Report of Independent Certified Public Accountants............................34

Consolidated Balance Sheets as of December 31, 1997 and 1996..................35

Consolidated Statements of Operations for the years ended
December 31, 1997 and 1996....................................................36

Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 1997 and 1996..............................................37

Consolidated Statements of Cash Flows for the years ended
December 31, 1997 and 1996....................................................38

Notes to Consolidated Financial Statements
December 31, 1997.............................................................39

                                     [LOGO]
                     [PORTER KEADLE MOORE, LLP LETTERHEAD]



         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
Forsyth Bancshares, Inc.

We have audited the accompanying balance sheets of Forsyth Bancshares, Inc. and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997 and for the period from February 14, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forsyth Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997 and for the period from February 14, 1996 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.

                                              /S/ Porter Keadle Moore, LLP




Atlanta, Georgia
February 3,1998

                            FORSYTH BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                                                                1997                1996
                                                                           ------------         ------------
                                                   Assets
Cash and due from banks                                                    $  1,786,751               38,993
Federal funds sold                                                            2,010,000                   --
                                                                           ------------         ------------
         Cash and cash equivalents                                            3,796,751               38,993

Restricted cash                                                                      --            5,986,074
Investment securities available for sale                                     10,769,935                   --
Investment securities held to maturity (market value of $3,988,007)           3,961,417                   --
Loans, net                                                                   18,564,894                   --
Premises and equipment, net                                                     429,096              303,405
Accrued interest receivable and other assets                                    532,804              106,055
                                                                           ------------         ------------

                                                                           $ 38,054,897            6,434,527
                                                                           ============         ============

                                       Liabilities and Shareholders' Equity
Deposits:
  Demand                                                                   $  2,640,686                   --
  Interest bearing demand accounts                                            8,766,978                   --
  Savings                                                                       325,508                   --
  Time                                                                        8,924,928                   --
  Time over $100,000                                                          9,687,497                   --
                                                                           ------------         ------------


         Total deposits                                                      30,345,597                   --

Subscribers' deposits                                                                --            5,986,074
Notes payable                                                                        --              615,000
Accrued interest payable and other liabilities                                  198,157               11,773
                                                                           ------------         ------------

         Total liabilities                                                   30,543,754            6,612,847
                                                                           ------------         ------------

Commitments

Shareholders' equity:
  Common stock, no par value; 10,000,000 shares authorized;
    800,000 and 5 issued, respectively                                        7,960,341                   50
  Accumulated deficit                                                          (500,190)            (178,370)
  Net unrealized gain on investment securities available for
   sale                                                                          50,992                   --
                                                                           ------------         ------------
      Total shareholders' equity
                                                                              7,511,143             (178,320)
                                                                           ------------         ------------
                                                                           $ 38,054,897            6,434,527
                                                                           ============         ============




See accompanying notes to consolidated financial statements.

                            FORSYTH BANCSHARES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
   AND FOR THE PERIOD FROM FEBRUARY 14, 1996 (INCEPTION) TO DECEMBER 31, 1996



                                                                   1997              1996
                                                                ----------          -------
Interest income:
  Interest and fees on loans                                    $  973,537               --
  Interest on federal funds sold                                   408,363               --
  Interest on investment securities:
    U.S. Treasury                                                  200,624               --
    U.S. Government agency and mortgage-backed securities          327,375               --
  Interest income on restricted cash                                    --           28,939
                                                                ----------          -------
         Total interest income                                   1,909,899           28,939
                                                                ----------          -------
Interest expense:
  Interest on demand deposits                                      204,761               --
  Interest on savings and time deposits                            649,466               --
  Other                                                              6,992           10,751
                                                                ----------          -------
         Total interest expense                                    861,219           10,751
                                                                ----------          -------
         Net interest income                                     1,048,680           18,188
  Provision for loan losses                                        235,000               --
                                                                ----------          -------
         Net interest income after provision for loan losses       813,680           18,188
                                                                ----------          -------
Other income:
  Service charges on deposit accounts                               34,043               --
  Other income                                                      16,049               --
                                                                ----------          -------
         Total other income                                         50,092               --
                                                                ----------          -------

Other expenses:
  Salaries and employee benefits                                   579,552          133,129
  Occupancy and equipment                                          224,352           38,950
  Other operating                                                  381,688           24,479
                                                                ----------          -------
         Total other expenses                                    1,185,592          196,558
                                                                ----------          -------
         Net loss                                               $  321,820          178,370
                                                                ==========          =======
Net loss per share                                              $      .40              .22
                                                                ==========          =======







See accompanying notes to consolidated financial statements.

                            FORSYTH BANCSHARES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED DECEMBER 31, 1997
   AND FOR THE PERIOD FROM FEBRUARY 14, 1996 (INCEPTION) TO DECEMBER 31, 1996






                                                                              Net Unrealized
                                                                                 Gain on
                                                                                Investment
                                               Common           Accumulated     Securities
                                               Stock              Deficit    Available for Sale          Total
                                             -----------         ---------   ------------------        --------

Proceeds from the sale of
   organization shares                       $        50               --                    --              50

Net loss                                              --         (178,370)                   --        (178,370)
                                             -----------         --------    ------------------       ---------

Balance, December 31, 1996                            50         (178,370)                   --        (178,320)


Redemption of organization shares                    (50)              --                    --             (50)

Issuance of 800,000 shares no par stock,
    net of offering expenses                   7,960,341               --                    --       7,960,341

Change in unrealized gain on investment
    securities available for sale                     --               --                50,992          50,992

Net loss                                              --         (321,820)                   --        (321,820)
                                             -----------         --------      ----------------       ---------
Balance, December 31, 1997                   $ 7,960,341         (500,190)               50,992       7,511,143
                                             ===========         ========      ================       =========


















See accompanying notes to consolidated financial statements.

                            FORSYTH BANCSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
   AND FOR THE PERIOD FROM FEBRUARY 14, 1996 (INCEPTION) TO DECEMBER 31, 1996

                                                                                 1997          1996
                                                                                 ----          ----
Cash flows from operating activities:
 Net loss                                                                 $    (321,820)     (178,370)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation, amortization, and accretion                                    90,349            --
    Provision for loan losses                                                   235,000            --
    Gain on call of securities                                                   (1,002)           --
    Change in:
      Accrued interest receivable and other assets                             (426,749)      (14,298)
      Accrued interest payable and other liabilities
                                                                                186,384        11,773
                                                                          -------------     ---------
         Net cash used by operating activities                                 (237,838)     (180,895)
                                                                          -------------     ---------

Cash flows from investing activities:
  Proceeds from calls and maturities of investment securities
    held to maturity                                                          1,282,714            --
  Proceeds from calls and maturities of investment securities
    available for sale                                                          501,002            --
  Purchases of investment securities held to maturity                        (5,244,697)           --
  Purchases of investment securities available for sale                     (11,220,686)           --
  Net change in loans                                                       (18,799,894)           --
  Organization costs                                                                 --       (71,288)
  Deferred stock offering expenses                                                   --       (20,469)
  Purchase of premises and equipment
                                                                               (213,731)     (303,405)
                                                                          -------------     ---------
       Net cash used by investing activities                                (33,695,292)     (395,162)
                                                                          -------------     ---------

Cash flows from financing activities:
  Net change in deposits                                                     30,345,597            --
  Proceeds from (repayments of) notes payable                                  (615,000)      615,000
  Proceeds from (redemption of) the sale of organization shares                     (50)           50
  Proceeds from sale of common stock, net of offering costs                   7,960,341            --
                                                                          -------------     ---------
       Net cash provided by financing activities                             37,690,888       615,050

Net change in cash and cash equivalents                                       3,757,758        38,993
Cash and cash equivalents at beginning of year                                   38,993            --
                                                                          -------------     ---------

Cash and cash equivalents at end of year                                  $   3,796,751        38,993
                                                                          =============     =========

Supplemental schedule of noncash investing activities:
   Change in net unrealized gain on investment
      securities available for sale                                       $      50,992            --


Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                 $     753,690         3,978


During the period ended December 31, 1996 restricted cash increased $5,986,074 as a result of subscriptions for common stock and corresponding deposits to the escrow account.

See accompanying notes to consolidated financial statements.

                            FORSYTH BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        The following is a summary of the significant policies and procedures.

        Basis of Presentation
        The consolidated financial statements include the accounts of Forsyth Bancshares, Inc. (the "Company") and its wholly owned subsidiary, The Citizens Bank of Forsyth County (the "Bank"). All intercompany accounts and transactions have been eliminated in consolidation. The 1996 financial statements include the accounts of the Company only, as the Bank did not open for business until February 14, 1997. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

        The Company, which is subject to regulation by the Federal Reserve Bank, conducts its business through the Bank which operates in Forsyth County, Georgia.

        The Company raised $8,000,000 through an offering of its no par value common stock of which $6,500,000 was used to initially capitalize the Bank. The organizers subscribed for approximately $1,627,000 of the Company's stock. Operations of the Company for the period from inception (February 14, 1996) to December 31, 1996 related primarily to expenditures by the organizers for incorporating and organizing the Bank including raising capital and securing banking facilities. The Company was reported on as a development stage corporation for the period ended December 31, 1996.

        The accounting principles followed by the Company and the Bank, and the methods of applying these principles, conform with generally accepted accounting principles (GAAP) and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

        Cash and Cash Equivalents
        For presentation purposes in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

        Investment Securities
        The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the securities until maturity. All securities not included in trading or held to maturity are classified as available for sale. At December 31, 1997 and 1996, there were no trading securities.

        Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on securities available for sale are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

        A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

        Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

                            FORSYTH BANCSHARES, INC.

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
        Loans and Allowance for Loan Losses
        Loans are stated at principal amount outstanding, net of unearned interest and the allowance for loan losses. Unearned interest on discounted loans is recognized as income over the term of the loans using a method which approximates a level yield. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

        A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized using a cash basis method of accounting. There were no impaired loans as of December 31, 1997.

        Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

        The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

        Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans.

        Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgements different than those of management.

        Premises and Equipment
        Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which is generally 5 years. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Costs incurred for maintenance and repairs are expensed currently.

        Organization Costs
        Costs incurred for the organization of the Company and the Bank (consisting primarily of legal, accounting, consulting and incorporation fees) are capitalized and included in other assets and are being amortized over five years beginning with the commencement of Bank operations.

        Line of Credit
        Organization, offering and pre-opening costs incurred prior to opening for business were funded under a $650,000 line of credit. The line of credit, which was guaranteed by the organizers, was repaid upon consummation of the stock offering.

                            FORSYTH BANCSHARES, INC.

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
        Income Taxes
        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Net Loss Per Share
        Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" became effective for the Company for the year ended December 31, 1997. This new standard specifies the computation, presentation and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share.

        SFAS No. 128 requires the presentation on the face of the statement of operations of earnings per share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the new statement requires the reconciliation of the amounts used in the computation of both "earnings per share" and "diluted earnings per share". There were no dilutive instruments outstanding as of December 31, 1997 and 1996. Net loss per share is calculated for all periods presented by dividing net loss by 800,000 shares of stock which were successfully sold in the initial public offering.

        Recent Accounting Pronouncements In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

                            FORSYTH BANCSHARES, INC.

(2)    INVESTMENT SECURITIES
       There were no investment securities outstanding as of December 31, 1996. Investment securities at December 31, 1997 are as follows:



SECURITIES AVAILABLE FOR SALE:                    December 31, 1997
                              ----------------------------------------------------------
                                               Gross           Gross           Estimated
                                Amortized    Unrealized      Unrealized          Fair
                                  Cost         Gains           Losses            Value
                              -----------    ----------      -----------      -----------
U.S. Treasuries               $ 3,999,102        31,208               --        4,030,310
U.S. Government agencies        6,719,841        19,784               --        6,739,625
                              -----------    ----------      -----------      -----------

       Total                  $10,718,943        50,992               --      $10,769,935
                              ===========    ==========      -----------      ===========

SECURITIES HELD TO MATURITY:                      December 31, 1997
                              -----------------------------------------------------------
                                               Gross           Gross           Estimated
                                Amortized    Unrealized      Unrealized          Fair
                                  Cost         Gains           Losses            Value
                              -----------    ----------      -----------      -----------

U.S. Government agencies      $ 2,990,045        22,670               --        3,012,715
Mortgage Backed Securities        971,372         3,920               --          975,292
                              -----------    ----------      -----------      -----------

       Total                  $ 3,961,417        26,590               --        3,988,007
                              ===========    ==========      ===========      ===========

The amortized cost and estimated fair value of investment securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Securities Available             Securities Held
                                        for Sale                      to Maturity
                               --------------------------      ------------------------
                                 Amortized      Estimated      Amortized      Estimated
                                    Cost       Fair Value        Cost        Fair Value
                               -----------     ----------      ---------     ----------

U.S. Treasury and U.S.
  Government agencies:
  Within one year              $   997,641        999,220             --             --
  1 to 5 years                   9,721,302      9,770,715      2,990,045      3,012,715
                               -----------     ----------      ---------      ---------

                                10,718,943     10,769,935      2,990,045      3,012,715

Mortgage-backed securities              --             --        971,372        975,292
                               -----------     ----------      ---------      ---------
                               $10,718,943     10,769,935      3,961,417      3,988,007
                               ===========     ==========      =========      =========


Proceeds from calls of securities available for sale during 1997 were $501,002, yielding gross gains of $1,002.

                            FORSYTH BANCSHARES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)     LOANS
        Major classifications of loans at December 31, 1997 are summarized as follows:

             Commercial, financial and agricultural          $  3,558,625
             Real estate - construction                         4,538,123
             Real estate - mortgage                             6,956,526
             Consumer                                           3,746,620
                                                             ------------

                                                               18,799,894
             Less:   Allowance for loan losses                    235,000
                                                             ------------

                                                             $ 18,564,894
                                                             ============

         The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of Forsyth County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

         The Bank provided $235,000 to the allowance for loan losses for the year ended December 31, 1997 for potential problem loans.

(4) PREMISES AND EQUIPMENT Major classifications of premises and equipment are summarized as follows:

                                                 1997        1996
                                              --------      -------
         Furniture and fixtures               $404,493      223,614
         Leasehold improvements                112,643       79,791
                                              --------      -------

                                               517,136      303,405
         Less: Accumulated depreciation         88,040           --
                                              --------      -------

                                              $429,096      303,405
                                              ========      =======

        Depreciation expense amounted to $88,040 in 1997.

(5)     DEPOSITS
        Maturities of time deposits at December 31, 1997 are as follows:

                  Maturing in:
                  1998                        $ 17,763,399
                  1999                             401,920
                  2000                             104,364
                  2001                              16,824
                  2002                             325,918
                                              ------------

                                              $ 18,612,425
                                              ============

                            FORSYTH BANCSHARES, INC.

(6)     INCOME TAXES
        At December 31, 1997, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $116,000 and $260,641, respectively, which will expire beginning in 2011 if not previously utilized. No income tax expense or benefit was recorded for the periods ended December 31, 1997 or 1996 due to this loss carryforward.

        The following summarizes the components of the net deferred tax asset:

                                                              1997         1996
                                                           ---------      ------
Deferred income tax assets:
 Allowance for loan losses                                 $  74,765          --
 Premises and equipment                                        9,661          --
 Pre-opening costs                                            79,649      63,676
 Operating loss carryforwards                                 54,423       4,085
 Other                                                            77          --
                                                           ---------      ------

    Total gross deferred income tax assets                   218,575      67,761

Less valuation allowance                                     199,708      67,761
                                                           ---------      ------

Net deferred tax asset                                        18,867          --

Deferred income tax liabilities, consisting of
 net unrealized gain on securities available for sale        (18,867)         --
                                                           ---------      ------

     Net deferred income tax asset                         $      --          --
                                                           =========      ======


      The future tax consequences of the differences between the financial reporting basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

(7) LINES OF CREDIT During 1997, the Bank entered into two lines of credit totaling $2,150,000 with two other financial institutions for overnight borrowings. There was no outstanding balance as of December 31, 1997.

(8)   STOCKHOLDERS' EQUITY
      Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory capital and retained net earnings in prior years. At December 31, 1997, the Bank could not pay the Company a dividend without obtaining prior regulatory approval.

(9)   SUPPLEMENTARY INCOME STATEMENT INFORMATION
      Components of other operating expenses in excess of 1% of total income in the respective years are as follows:

                                                  1997       1996
                                                 ------      ----

             Professional fees                   63,293        --
             Data Processing                     52,092        --
             Insurance                           35,322        --

                            FORSYTH BANCSHARES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(10)    COMMITMENTS
        The Bank leases various equipment and real estate under operating lease arrangements. Future minimum lease payments required for all operating leases having a remaining term in excess of one year at December 31, 1997 are as follows:

             1998                                     $   75,198
             1999                                         73,707
             2000                                         74,681
             2001                                         44,317
                                                      ----------

                                                      $  267,903
                                                      ==========

        The total rental expense was $73,087 and $38,950 in 1997 and 1996, respectively.

        The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

        The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        In most cases, the Bank does require collateral to support financial instruments with credit risk. At December 31, 1997, the Bank extended commitments to extend credit with contractual amounts of approximately $4,259,000.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit or personal property.

        Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting these commitments for which collateral is deemed necessary. There were no letters of credit outstanding at December 31, 1997.

(11)    RELATED PARTY TRANSACTIONS
        The Bank conducts transactions with directors and officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Bank's policy to comply with federal regulations that require that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following summary reflects activity for related party loans for 1997:


                     Beginning balance                  $         --
                     New loans                             4,320,778
                     Repayments                           (1,195,467)
                                                        ------------
                     Ending balance                     $  3,125,311
                                                        ============

        As of December 31, 1997, the Company had related party deposits of $3,105,000.

                            FORSYTH BANCSHARES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(12)    REGULATORY MATTERS
        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

        The consolidated actual capital amounts and ratios are presented in the table below:

                                                                                                        To Be Well
                                                                                                    Capitalized Under
                                                                              For Capital           Prompt Corrective
                                                      Actual               Adequacy Purposes        Action Provisions
                                             ----------------------       ------------------        -----------------
                                                Amount        Ratio        Amount      Ratio        Amount      Ratio
                                             -----------      -----       ---------    -----        ------      -----
           As of December 31, 1997:
            Total Capital
           (to Risk Weighted Assets)         $ 7,721,000       44.2%      1,399,000      8.0%         N/A         N/A
           Tier 1 Capital
           (to Risk Weighted Assets)         $ 7,480,305       42.8%        700,000      4.0%         N/A         N/A
           Tier 1 Capital
           (to Average Assets)               $ 7,480,305       20.9%      1,434,000      4.0%         N/A         N/A


        The Bank's actual capital amounts and ratios are presented in the table below:

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                       For Capital           Prompt Corrective
                                               Actual               Adequacy Purposes        Action Provisions
                                      ----------------------        ------------------       -----------------
                                        Amount         Ratio        Amount       Ratio       Amount      Ratio
                                      -----------      -----        ---------   ------       ------      -----
As of December 31, 1997:
  Total Capital
 (to Risk Weighted Assets)            $ 6,341,000       36.3%       1,399,000      8.0%      1,749,000   10.0%
 Tier 1 Capital
 (to Risk Weighted Assets)            $ 6,122,000       35.0%         700,000      4.0%      1,049,000    6.0%
 Tier 1 Capital
 (to Average Assets)                  $ 6,122,000       17.1%       1,434,000      4.0%      1,793,000    5.0%

      As a condition to the Bank's charter approval, the Georgia Department of Banking and Finance has also required that the Bank maintain a ratio of equity capital to adjusted assets of not less than 8% during the first three years of the Bank's operation and that the Bank not declare dividends to the Company until the Bank is cumulatively profitable. There have been no dividends declared by the Company as of December 31, 1997.

                            FORSYTH BANCSHARES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

 (13) FORSYTH BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                 Balance Sheets

                           December 31, 1997 and 1996

                                     Assets

                                                        1997             1996
                                                     ----------       ---------

Cash                                                 $1,305,588          38,993
Restricted cash                                              --       5,986,074
Investment in subsidiary                              6,179,860              --
Premises and equipment                                       --         303,405
Other assets                                             30,695         106,055
                                                     ----------       ---------
                                                     $7,516,143       6,434,527
                                                     ==========       =========


                      Liabilities and Shareholders' Equity

Subscribers' deposits                                $       --       5,986,074
Other liabilities                                         5,000         626,773
Shareholders' equity                                  7,511,143        (178,320)
                                                     ----------       ---------
                                                     $7,516,143       6,434,527
                                                     ==========       =========

                             Statements of Earnings

                 For the Years Ended December 31, 1997 and 1996

                                                         1997            1996
                                                       --------         -------
Income:
  Interest income                                      $ 16,370          28,939
                                                       --------         -------
Expenses:
  Interest expense                                        6,993          10,751
  Other operating                                        25,933         196,558
                                                       --------         -------

        Total expenses                                   32,926         207,309
                                                       --------         -------

        Loss before equity in undistributed
             loss of subsidiary                          16,556         178,370

Equity in undistributed loss of subsidiary              305,264              --
                                                       --------         -------

        Net loss                                       $321,820         178,370
                                                       ========         =======

                            FORSYTH BANCSHARES, INC.

(13) FORSYTH BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                            Statements of Cash Flows

                 For the Years Ended December 31, 1997 and 1996

           Cash flows from operating activities:
             Net loss                                                      $  (321,820)      (178,370)
             Adjustments to reconcile net loss to
              net cash provided  (used) by operating activities:
               Equity in undistributed loss of subsidiary                      305,264             --
               Amortization                                                      7,664             --
               Change in:
                 Other assets                                                   67,696        (14,298)
                 Other liabilities                                              (6,773)        11,773
                                                                           -----------       --------

                     Net cash provided (used) by operating activities           52,031       (180,895)
                                                                           -----------       --------
           Cash flows from investing activities:
             Capitalization of subsidiary                                   (6,434,132)            --
             Change in premises and equipment                                  303,405       (303,405)
             Organization costs                                                     --        (71,288)
             Deferred stock offering cost                                           --        (20,469)
                                                                           -----------       --------

                     Net cash used by investing activities                  (6,130,727)      (395,162)
                                                                           -----------       --------

           Cash flows from financing activities:
             Change in credit line                                            (615,000)       615,000
             Proceeds from sale of common stock                              7,960,341             --
             Redemption of organization shares                                     (50)            50
                                                                           -----------       --------

                     Net cash provided by financing activities               7,345,291        615,050

           Net increase in cash                                              1,266,595         38,993

           Cash at beginning of year                                            38,993             --
                                                                           -----------       --------

           Cash at end of year                                             $ 1,305,588         38,993
                                                                           ===========       ========
           Supplemental schedule of noncash investing activities:
             Change in net unrealized gain on investment
              securities available for sale                                $    50,992             --

           Supplemental disclosures of cash flow information:
             Cash paid during the year for interest                        $    13,766          3,978


During the period ended December 31, 1996, restricted cash increased $5,986,074 as a result of subscription for common stock and corresponding deposits to escrow account.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the Company's executive officers and directors:



         NAME (AGE)              POSITION WITH COMPANY           POSITION WITH BANK
---------------------------      --------------------------      --------------------------
Catherine M. Amos (44)           Director                        Director
Jeffrey S. Bagley (34)           Vice Chairman of the Board      Vice Chairman of the Board
Bill H. Barnett (55)             Director                        --
Danny M. Bennett (35)            Director                        Director
Michael P. Bennett (51)          Director                        Director
Bryan L. Bettis (34)             Director                        --
Talmadge W. Bolton (62)          Director                        Director
Thomas L. Bower III (44)         Director                        --
Charles R. Castleberry (42)      Director                        --
David H. Denton (51)             President, Chief Executive      President, Chief Executive
                                 Officer and Director            Officer and Director
Jimmy S. Fagan (60)              Executive Vice President        Executive Vice President
Charles D. Ingram (53)           Secretary and Director          Director
Herbert A. Lang, Jr. (44)        Director                        Director
John P. McGruder (54)            Director                        Director
Vicki D. Melton (44)             Chief Financial Officer         Vice President and Chief
                                                                 Financial Officer
James J. Myers (46)              Chairman of the Board           Chairman of the Board
Timothy M. Perry (36)            --                              Senior Lending Officer and
                                                                 Senior Vice President
Danny L. Reid (43)               Director                        Director
Charles R. Smith (67)            Director                        Director
Wyatt L. Willingham (43)         Director                        Director
Jerry M. Wood (47)               Director                        --


         Biographical information concerning management is set forth below. None of the members of management are related, except that John P. McGruder's wife is a first cousin to Catherine M. Amos.

         Catherine M. Amos is a native of Forsyth County and has been the President of Amos Properties, Inc., an owner of commercial real estate properties since 1989, and the Secretary/Treasurer of Amos Plumbing & Electrical Co., Inc., a contracting firm, since 1978. Ms.

Amos is currently the Chairman of Lake Lanier Islands Authority, as well as a member of several other civic, social and community organizations.

         Jeffrey S. Bagley is a native of Forsyth County, Georgia and is presently a Judge for the State Court of Forsyth County. Mr. Bagley practiced law with the law firm of Boling, Rice, Bettis, Bagley & Martin beginning in 1987 and he became a partner in such firm in 1992. In 1997, Mr. Bagley became a judge in the State Court of Forsyth County and he continues to serve in such capacity.

         Bill H. Barnett is a native of Forsyth County and is a former member of the Georgia House of Representatives and the Forsyth County Board of Commissioners. Mr. Barnett has been the President of Bill H. Barnett, Inc., a real estate investment and development company in Cumming, Georgia, since 1991.

         Danny M. Bennett is a native of Forsyth County, Georgia and is the President of GeoCorp Development Co., Inc., a land development company in Cumming, Georgia. Mr. Bennett is also Vice President and a construction engineer for Georgia North Contracting, Inc. Mr. Bennett has been an officer of each of these companies since 1988.

         Michael P. Bennett is a resident of Forsyth County, Georgia and is on the Board of Directors for Forsyth County Farm Bureau. Mr. Bennett is also the Chief Financial Officer and Secretary of 5 Bennett Farms, Inc. and served on the Forsyth County Commission from 1987 to 1994. Mr. Bennett has been a self-employed farmer since 1975.

         Bryan L. Bettis is a native of Forsyth County, Georgia and has been the Vice President of Midway Building Supply, Inc. in Alpharetta, Georgia since 1983. Mr. Bettis is also the President of Bettis Construction, Inc., a residential construction company, and a member of the South Forsyth Rotary Club.

         Talmadge W. Bolton is a native of Forsyth County, Georgia and has been the Chief Executive Officer of Bolton's Truck Parts, Inc. since 1978. He is a member of Lafayette Masonic Lodge No. 44 and a board member of Forsyth County Department of Family & Children Services and Forsyth County Zoning Department.

         Thomas L. Bower III has been a resident of Gainesville, Georgia for 21 years. Mr. Bower is the Secretary/Treasurer of Clipper Petroleum, Inc., with whom he has been associated since 1974, and a partner in B&B Associates, a real estate and convenience store partnership. Mr. Bower also serves on the Board of Directors for the Hall County Humane Society.

         Charles R. Castleberry is a native of Forsyth County and has been employed by Progressive Lighting, Inc. as a manager and representative since 1985. Mr. Castleberry is a member of South Forsyth Rotary Club, a member and past director of the Cumming Chamber of Commerce and past Chairman of the Board for the Forsyth County Planning and Development Board.

         David H. Denton is a resident of Forsyth County, Georgia and has over 30 years of banking experience in the State of Georgia. Mr. Denton is a graduate of the University of Georgia and the Graduate School of Banking of the South. He is a member of the Rotary Club of

South Forsyth County, Boy Scouts of America, Band Boosters of Forsyth Central High School and South Forsyth High School and an alumni of Leadership Forsyth. Mr. Denton has been the President and CEO of the Company and the Bank since Inception.

         Jimmy S. Fagan is a long-time resident of Cumming, Georgia and has over 31 years of banking experience in Forsyth County, Georgia. Mr. Fagan has been Executive Vice President of the Company and Executive Vice President of the Bank since Inception. Prior to joining the Company, he served as Vice Chairman and President of The Peoples Bank of Forsyth County with whom he was associated since 1984. He is a member of the South Forsyth Rotary Club and Forsyth Development Authority.

         Charles D. Ingram is a native of Forsyth County, Georgia and has been a co-owner, Secretary and Treasurer of Ingram-Stafford Ford-Mercury, Inc. since 1989. He has served on the advisory board of directors for Wachovia Bank and is a graduate of the Graduate School of Banking of the South.

         Herbert A. Lang, Jr. is a long-time resident of Forsyth County and has been the owner of Lang Signs, a sign manufacturer, since 1973. Mr. Lang is a member of the South Forsyth Rotary Club.

         John P. McGruder is a resident of Cumming, Georgia and has been the co-owner of Crestview Animal Hospital since 1984. Mr. McGruder serves as a member of the Forsyth County Humane Society.

         Vicki D. Melton is a resident of north Gwinnett County and has over 15 years of banking experience in the State of Georgia. Ms. Melton has been the Chief Financial Officer of the Company and the Vice President and Chief Financial Officer of the Bank since Inception. Prior to joining the Company, she served as Senior Vice President, Operations and Chief Financial officer of White County Bank from 1993 through 1995 and was Senior Vice President, Operations and Chief Financial Officer of Eastside Bank & Trust Company from 1989 through 1993. Ms. Melton is a graduate of the University of Georgia, the Georgia Bankers School and the American Institute of Banking.

         James J. Myers is a resident of Cumming, Georgia and has been the owner of James J. Myers, CPA, PC since 1991. Mr. Myers has been a CPA since 1976 and serves as a member of South Forsyth Rotary Club, Cumming Forsyth Optimist Club and Leadership Forsyth County Georgia.

         Timothy M. Perry is a resident of Cumming, Georgia and has over 15 years of banking experience in the State of Georgia. Mr. Perry has been Senior Lending Officer and Senior Vice President of the Bank since Inception. Prior to joining the Company, he was associated with First National Bancorp since 1986 as Senior Vice President/Senior Credit Officer of Barrow Bank & Trust Company from 1995 through June 1996 and Vice President, Commercial Lending of The Peoples Bank of Forsyth County from 1986 through 1995. Mr. Perry is a graduate of West Georgia College and the Graduate School of Banking of the South.

         Danny L. Reid is a native of Forsyth County, Georgia and has been a co-owner of Reid & Reid Grading and Pipeline, Inc., a grading contractor and developer, since 1970.

         Charles R. Smith is a resident of Forsyth County and has been as a Judge of the Municipal Court of Cumming, Georgia since 1992. Mr. Smith is a retired former partner of Smith & Smith, Attorneys and was an organizer, director and former Chairman of the Board of Peoples Bank of Forsyth County.

         Wyatt L. Willingham is a resident of Cumming, Georgia and is the Vice President and General Manager of North Georgia Fast Foods, Inc., with whom he has been employed since 1973 Mr. Willingham is a member of the Mount Zion Lodge and the Yaarab Temple.

         Jerry M. Wood is a long-time resident of Forsyth County and has been President of Jerry Wood Hardware Co., doing business as Wood Ace Hardware, in Alpharetta, Georgia and Cumming, Georgia since 1980. Mr. Wood is a founding member of the South Forsyth Rotary Club and has served as Chairman of Finance for the Midway United Methodist Church.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company is not currently subject to filings required by Section 16 of the Exchange Act. The Company is filing this Annual Report pursuant to
Section 15(d) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the total compensation paid by the Company to its President and Chief Executive Officer for the years ended December 31, 1997 and 1996. Other than as set forth below, no other executive officer of the Company earned over $100,000 in salary and bonus for the years ended December 31, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL COMPENSATION
                                                    -------------------------------------------
                                                                                              OTHER
                                                                                             ANNUAL
            NAME AND POSITION                  YEAR           SALARY        BONUS         COMPENSATION
            -----------------                  ----          -------        -----         ------------
David H. Denton                                1997          $96,974          0                --
    President and                              1996           41,083          0                --
    Chief Executive Officer
Jimmy S. Fagan                                 1997          109,069          0                --
    Executive Vice President                   1996          $18,150          0                --

EMPLOYMENT AGREEMENT

         David H. Denton and the Company have entered into an Employment Agreement pursuant to which Mr. Denton will serve as the President and Chief Executive Officer of the Company and the Bank. The Employment Agreement provides that Mr. Denton will be paid a salary of $98,000 plus his yearly medical insurance premium. Mr. Denton is eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and will be eligible for grants of stock options and other awards thereunder. Additionally, Mr. Denton will participate in the Bank's retirement, welfare and other benefit programs and is entitled to reimbursement for automobile expenses and travel and business expenses. The Company maintains a key man life insurance policy on Mr. Denton providing for death benefits in the amount of $600,000 payable to the Company and $400,000 payable to Mr. Denton's family.

         The Employment Agreement provides for an initial term of five years beginning on June 28, 1996, and can be extended by the Bank at the end of each year of the term for an additional year, so that the remaining term shall continue to be five years. If the Company terminates Mr. Denton's employment without cause or if Mr. Denton's employment is terminated due to a sale, merger or dissolution of the Company or the Bank, the Company will be obligated to continue his salary and bonus for the first twelve months thereafter plus one-half of his salary for the second twelve months thereafter. Furthermore, the Company must remove any restrictions on outstanding incentive awards so that all such awards vest immediately and the Company must continue to provide his life insurance and medical benefits until he reaches the age of 65.

         In addition, the Employment Agreement provides that following termination of his employment with the Bank and the Company and for a period of twelve months thereafter, Mr. Denton may not: (i) be employed in the banking business as a director, officer at the vice president level or higher, or organizer or promoter of, or provide executive management services to, any financial institution within Forsyth County; (ii) solicit major customers of the Bank for the purpose of providing financial services; or (iii) solicit employees of the Bank for employment.

DIRECTOR COMPENSATION

         The directors receive no compensation for attending Company or Bank Board of Directors meetings or meetings of committees of the Board of Directors.

COMPANY 401(K) PLAN

         The Company established, effective January 1, 1998, a qualified salary deferral plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan is open to all employees, including executive officers, on the first day of the month coinciding with or following the date on which the employee attains age 21 and completes twelve months of service and 1,000 hours of service during such twelve months ("Year of Service"). Effective January 1, 1998, employees who are normally scheduled to work 24 or more hours per week may participate in the 401(k) payroll deduction portion of the 401(k) Plan on the first day of the month after the eligible employee completes one year of employment and attain age 18. Employees who are normally scheduled to work fewer than 24 hours per week may participate after attaining age 21 and completing a Year of Service. All Employees must still complete a Year of Service and attain age 21 before becoming eligible for a Company matching contribution. Pursuant to the

401(k) Plan, each participating employee is permitted to authorize payroll deductions of up to 6% of his or her total compensation during the calendar year (the "Basic Contributions"), and is permitted to make supplemental contributions of up to 10% of his or her total compensation during the calendar year (the "Supplemental Contributions"). An employee's aggregate contributions are subject to limits set by law. The Company may, but is not required to, make matching contributions in cash or the Company's Common Stock equal to 20% of each participant's Basic Contributions. The Company does not intend to make any matching contributions to the 401(k) Plan until such time that the Bank is cumulatively profitable and the thereafter matching contributions will only be made in the discretion of the Company Board of Directors. Participants are immediately 100% vested in their Basic and Supplemental Contributions.

EXECUTIVE DEFERRED COMPENSATION AGREEMENTS

         The Company has deferred compensation agreements with certain of the Company's executive officers under which each executive has agreed to reduce his salary in exchange for annual benefits upon retirement. Amounts of compensation deferred pursuant to the deferred compensation agreements are included in the salaries of the Named Executive Officers disclosed in the Summary Compensation Table in the year such compensation is earned. Such compensation will not be included in such individuals' salary in the Summary Compensation Table in the later year in which he actually receives such compensation. The Named Executive Officers are entitled to the following amounts upon retirement or attaining age 65 under such deferred compensation agreements: Jimmy S. Fagan - $11,400 annually.

         Each of the deferred compensation agreements provide that in the event of a change of control of the Company (as defined in the agreements), the officer (i) if he has not yet qualified for early retirement benefits, shall have the right to demand his withdrawal benefits (which is an amount approximately equal to the amount of salary deferred under the agreement by the officer) in a single lump sum payment, or (ii) if he has qualified for early retirement benefits or has begun receiving a retirement benefit under his deferred compensation agreement, shall have the right to demand his benefits in a single lump sum payment in an amount equal to the annual amount to which the officer is entitled times the number of years remaining in his life expectancy based on the actuarial assumptions used in connection with the Company's Pension Plan at that time, reduced to present value using 6% per annum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock as of March 1, 1997 with respect to the following: (i) each director; (ii) each executive officer; and (iii) all directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the Common Stock. This information has been provided to the Company by each of the persons listed below.


                                                              SHARES BENEFICIALLY OWNED(1)
                                                   ----------------------------------------------------

          NAME OF BENEFICIAL OWNER                          NUMBER                    PERCENT
          ------------------------                          ------                    -------
          Catherine M. Amos...................              19,500                     2.44
          Jeffrey S. Bagley...................               5,000                        *
          Bill H. Barnett.....................              10,250                     1.28
          Danny M. Bennett....................              10,000                     1.25
          Michael P. Bennett..................               7,500                        *
          Bryan L. Bettis.....................               5,000                        *
          Talmadge W. Bolton..................              10,000                     1.25
          Thomas L. Bower III.................              10,000                     1.25
          Charles R. Castleberry..............               5,000                        *
          David H. Denton.....................               7,000                        *
          Jimmy S. Fagan......................              10,000                     1.25
          Charles D. Ingram...................               5,000                        *
          Herbert A. Lang, Jr.................              10,000                     1.25
          John P. McGruder....................              10,000                     1.25
          Vicki D. Melton.....................                 500                        *
          James J. Myers......................               7,500                        *
          Timothy M. Perry....................               2,000                        *
          Danny L. Reid.......................              10,000                     1.25
          Charles R. Smith....................              25,000                     3.13
          Wyatt L. Willingham.................               7,500                        *
          Jerry M. Wood.......................               5,000                        *
          All directors and executive
          officers as a group (21                          181,750                    23.38
          persons)............................


-------------------------
*        Represents less than one percent of the outstanding Common Stock.
(1) Beneficial ownership includes shares of Common Stock as to which a person possesses sole or shared voting and/or investment power and shares which may be acquired within 60 days after December 31, 1997 upon the exercise of outstanding stock options. Shares which may be acquired upon the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by a particular individual but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. To the Company's knowledge, the named persons have sole voting and investment power with regard to the shares shown as owned by them except as otherwise referenced below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and the Bank have had, and expect to have in the future, banking and other transactions in the ordinary course of business with the directors and officers of the Company and the Bank and their affiliates, including members of their families or corporations, partnerships or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions do not currently and are not expected to involve more than the normal risk of collectibility nor present other unfavorable features to the Company and the Bank. Loans to individual directors and officers must also comply with the Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. The Company intends for all of its transactions with directors, officers and other affiliates of the Company or the Bank to be on terms no less favorable to the Company than could be obtained from an unaffiliated third party and to be approved by a majority of the Company's disinterested directors.

         Loans outstanding to Company and Bank officers, directors and their affiliates totaled $3,125,311, which represented 41.60% of the Company's shareholders' equity at December 31, 1997. Deposit accounts with the Company and Bank officers, directors and their affiliates totaled $3,105,000 at December 31, 1997.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

         (a)      1.       Financial Statements

                           The financial statements listed in the index set forth in Item 8 of this Annual Report are filed as part of this Annual Report.

                  2.       Financial Statement Schedules

                           Not Applicable.

                  3.       Exhibits

                           3.1.     Articles of Incorporation.(1)

                           3.2.     Bylaws.(1)

                           4.1.     Specimen Stock Certificate.(1)

                           10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

                           10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

                           10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996.(1)

                           10.4. Employment Agreement by and between the Company and David H. Denton dated June 28, 1996.(1)

                           21.1     Subsidiaries of the Company.

                           27.1     Financial Data Schedule (for SEC use only).

                           ------------------------
                           (1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).

         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits

                  See Item 14(a) above.

         (d)      Financial Statement Schedule

                  See Item 14(a) above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORSYTH BANCSHARES, INC.


                                   By:      /s/  David H. Denton
                                      ------------------------------------------
                                           David H. Denton
                                           President and Chief Executive Officer

                                   Date:   March 27, 1998


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                Signature                                    Title                             Date
                ---------                                    -----                             ----

        /s/ Catherine M. Amos                              Director                       March 27, 1998
--------------------------------------
            Catherine M. Amos

        /s/ Jeffrey S. Bagley                     Vice Chairman of the Board              March 27, 1998
--------------------------------------
            Jeffrey S. Bagley

         /s/ Bill H. Barnett                               Director                       March 27, 1998
--------------------------------------
             Bill H. Barnett

        /s/ Danny M. Bennett                               Director                       March 27, 1998
--------------------------------------
            Danny M. Bennett

       /s/ Michael P. Bennett                              Director                       March 27, 1998
--------------------------------------
           Michael P. Bennett

         /s/ Bryan L. Bettis                               Director                       March 27, 1998
--------------------------------------
             Bryan L. Bettis

       /s/ Talmadge W. Bolton                              Director                       March 27, 1998
--------------------------------------
           Talmadge W. Bolton

       /s/ Thomas L. Bower III                             Director                       March 27, 1998
--------------------------------------
           Thomas L. Bower III

     /s/ Charles R. Castleberry                            Director                       March 27, 1998
--------------------------------------
         Charles R. Castleberry

         /s/ David H. Denton                President, Chief Executive Officer            March 27, 1998
--------------------------------------                and Director
             David H. Denton



        /s/ Charles D. Ingram                       Secretary and Director                March 27, 1998
--------------------------------------
            Charles D. Ingram

      /s/ Herbert A. Lang, Jr.                             Director                       March 27, 1998
--------------------------------------
          Herbert A. Lang, Jr.

        /s/ John P. McGruder                               Director                       March 27, 1998
--------------------------------------
            John P. McGruder

         /s/ Vicki D. Melton                        Chief Financial Officer               March 27, 1998
--------------------------------------
             Vicki D. Melton

         /s/ James J. Myers                          Chairman of the Board                March 27, 1998
--------------------------------------
             James J. Myers

          /s/ Danny L. Reid                                Director                       March 27, 1998
--------------------------------------
              Danny L. Reid

        /s/ Charles R. Smith                               Director                       March 27, 1998
--------------------------------------
            Charles R. Smith

       /s/ Wyatt L. Willingham                             Director                       March 27, 1998
--------------------------------------
           Wyatt L. Willingham

          /s/ Jerry M. Wood                                Director                       March 27, 1998
--------------------------------------
              Jerry M. Wood

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
      PURSUANT TO SECTION 15(D) OF THE SECURITIES ACT OF 1933, AS AMENDED,
        (THE "ACT") BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                        PURSUANT TO SECTION 12 OF THE ACT

         Subsequent to the filing of this Annual Report on Form 10-KSB, the Company will distribute to its securities holders an Annual Report to Shareholders and Proxy Statement in connection with its 1998 annual Meeting of Shareholders. The Company will furnish four copies of such materials to the Commission when such materials are sent to the shareholders.

                                  EXHIBIT INDEX


         ITEM                        DESCRIPTION
         ----                        -----------

         3.1.     Articles of Incorporation.(1)

         3.2.     Bylaws.(1)

         4.1.     Specimen Stock Certificate.(1)

         10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

         10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated
                  February 16, 1996.(1)

         10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10,
                  1996.(1)

         10.4.    Employment Agreement by and between the Company and David H.
                  Denton dated June 28, 1996.(1)

         21.1     Subsidiaries of the Company.

         27.1     Financial Data Schedule (for SEC use only).

----------------------------

(1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).