Form 10-Q
period 1998-03-31
FORSYTH BANCSHARES INC
filed 1998-05-13
CIK 1021479

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q





   X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
-------
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

_______ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO________.

                         COMMISSION FILE NO. 333-10909

                            FORSYTH BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                GEORGIA                      58-2231953
       (STATE OF INCORPORATION)    (I. R. S. EMPLOYER IDENTIFICATION NO.)

                  501 TRI COUNTY PLAZA, CUMMING, GA. 30040
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  770-886-9500
                (ISSUERS TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
            (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
      SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. __________

                                 X     YES              NO
                            -----------      -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
                  EQUITY, AS OF THE LATEST PRACTICABLE DATE:

800,000  SHARES OF COMMON STOCK, AT NO PAR VALUE, ISSUED AND OUTSTANDING AS OF
                                MARCH 31, 1998.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):       YES   X   NO
                                                           ------    ------

Item 1.   Financial Statements (Unaudited)

     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998, DECEMBER 31, 1997 AND MARCH 31,1997.

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1998, DECEMBER 31, 1997 AND MARCH 31, 1997.

     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1998.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FORSYTH BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CONDITION
          AS OF MARCH 31, 1998, DECEMBER 31, 1997, AND MARCH 31, 1997

                                                       March 31, 1998          December 31, 1997          March 31, 1997
                                                                                (In Thousands)
Assets:
     Cash and due from banks                                     $ 3,563                    $ 1,787                 $ 2,126
     Federal Funds Sold                                            1,500                      2,010                  12,360
     Investment securities-Available for sale                     14,045                     10,770                   3,044
     Investment securities-Held to Maturity                        2,888                      3,961                     996
     Loans, net of unearned income                                22,888                     18,800                   3,181
     Less: allowance for loan losses                                 286                        235                      32
     Net loans                                                    22,602                     18,565                   3,149
     Premises and equipment, net                                     407                        429                     425
    Other assets                                                     669                        326                     153
                                                                 -------                    -------                 -------

Total Assets                                                     $45,674                    $38,055                 $22,213
                                                                 =======                    =======                 =======


Liabilities and Stockholder Equity
     Deposits:
     Non-interest bearing demand                                 $ 2,943                    $ 2,641                 $ 2,763
     Interest Bearing
          Demand                                                   4,340                      3,242                     538
          Savings                                                    450                        326                     141
          Time, 100,000 and over                                  11,085                      9,687                   3,834
          Other time                                              11,763                      8,925                   2,515
          Insured Money Market                                     7,340                      5,525                   4,738
                                                                 -------                    -------                 -------

Total Deposits                                                    37,921                     30,346                  14,529

     Other liabilities                                                10                        198                      64
                                                                 -------                    -------                 -------
Total Liabilities                                                $38,131                    $30,544                 $14,593
                                                                 =======                    =======                 =======

Gain/(Loss) Held for sale securities                                  33                         51                       0

Stockholders Equity:
     Common stock, no par value                                    7,960                      7,960                   7,960
     Retained Earnings                                              (500)                      (500)                   (196)
     YTD Income (loss)                                                50                          0                    (144)
                                                                 -------                    -------                 -------

Total Stockholders Equity                                          7,543                      7,511                   7,620
                                                                 -------                    -------                 -------

Total liabilities and stockholders equity                        $45,674                    $38,055                 $22,213
                                                                 =======                    =======                 =======

See Notes to consolidated Financial Statements

                            FORSYTH BANCSHARES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
               FOR THE THREE MONTH PERIODS ENDING MARCH 31, 1998,
                      DECEMBER 31, 1997 AND MARCH 31, 1997


                                                             March 31, 1998  December 31, 1997   March 31, 1997
                                                                               (In Thousands)
Interest Income
     Loans, including fees                                         $    519           $    444         $     36
     Federal Funds Sold                                                  22                 44               94
     Investment Securities                                              256                225               17
     Other                                                                4                  0                0
                                                                   --------           --------         --------
     Total Interest Income                                              801                713              147
                                                                   --------           --------         --------
Interest Expense
     Time Deposits                                                      311                257               35
     Other Deposits                                                      81                 75               13
     Other Interest Expense                                               0                  0                0
                                                                   --------           --------         --------
     Total Interest Expense                                             392                332               48
                                                                   --------           --------         --------

Net Interest Income                                                     409                381               99
     Provision for loan losses                                           51                 88               32
                                                                   --------           --------         --------

Net Interest Income after provision for loan losses                     358                293               67
                                                                   --------           --------         --------
Non Interest Income:
     Service charges and fees                                            18                 15                3
     Other                                                                6                  2                3
                                                                   --------           --------         --------
     Total non interest income                                           24                 17                6

Non interest expense
     Salaries and employee benefits                                     173                152              105
     Occupancy and equipment                                             63                 63               36
     Other operating expense                                             95                 83               74
                                                                   --------           --------         --------

Total non interest expenses                                             331                298              215
                                                                   --------           --------         --------

     Income before taxes                                                 51                 12             (144)
     Income tax expense                                                   0                  0                0
                                                                   --------           --------         --------
Net income                                                         $     51           $     12             (144)
                                                                   ========           ========         ========

Net income per common share and equivalents                            .063               .015             (.18)
Weighted average number of common shares outstanding                800,000            800,000          800,000
Dividends per common share                                                0                  0                0

                            FORSYTH BANCSHARES, INC.
                CONDENSED  CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE PERIOD ENDING MARCH 31, 1998
                                  (UNAUDITED)


                                                                                          Three Months Ended
                                                                                            March 31, 1998
                                                                                  -----------------------------------

Cash flow from operating activities:
Net Loss                                                                                                     $    51
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation, Amortization, and Accretion                                                                    18
     Provision for loan losses                                                                                    51
Change In:
     Accrued interest receivable and other assets                                                               (165)
     Accrued interest payable and other liabilities                                                               16
                                                                                                             -------
Net Cash used by operating activities:                                                                           (29)
                                                                                                             -------
Cash flows from investing activities:
     Purchase of investment securities held to maturity and available for sale                               $(2,202)
     Net change in loans                                                                                      (4,037)
     Purchase of premises and equipment                                                                          (41)
                                                                                                             -------
Net cash used by investing activities:                                                                        (6,280)
                                                                                                             -------
Cash flows from financing activities:
     Net increase in deposits                                                                                  7,575
     Proceeds from issuance of common stock                                                                        0
                                                                                                             -------
Net cash provided by financing activities:                                                                     7,575
                                                                                                             -------
Net increase (decrease) in cash & cash equivalents                                                             1,266
Cash and cash equivalents at beginning of period                                                               3,797
                                                                                                             -------
Cash and cash equivalents at end of period                                                                   $ 5,063
                                                                                                             =======

See notes to condensed consolidated financial statements

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

Note 1---Basis of Presentation

The accompanying financial statements include the accounts of Forsyth Bancshares, Inc. (Company) and its wholly owned subsidiary, The Citizens Bank of Forsyth County (Bank). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial reflects all adjustment necessary to fairly represent the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature.

The financial statements for the three months ended March 31, 1998 and December 31, 1997 and March 31, 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (Commission). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1997.

NOTE 2---BEGINNING OF OPERATIONS

The Company was incorporated under the laws of Georgia on February 14, 1996 for the purpose of organizing the Bank. On February 3, 1997, the Bank opened for business and the Company acquired 100% of its common stock. The Company capitalized the Bank at $6,500,000.00 as required by regulators. Since
February 3, 1997, the Bank has been in operation as a commercial bank offering traditional banking services in the Cumming, Forsyth County, Georgia area.

NOTE 3---SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH FLOWS
For purposes of reporting cash flows, cash consists of cash in vault, cash items, amounts due from banks and federal funds sold.

ORGANIZATION COSTS

Costs incurred for the organization of the Company and the Bank (consisting primarily of legal, accounting, consulting, and incorporation fees) are being capitalized and are being amortized over a period not to exceed five years (60 months).

PREOPENING EXPENSES
Costs incurred for overhead and other operating expense while in organization are included in the 1997 operating results.

NET LOSS PER COMMON SHARE
Net loss per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.

NOTE 4---RELATED PARTY TRANSACTION

There were no related party transactions during this period.

NOTE 5---PREFERRED STOCK

Shares of preferred stock may be issued from time to time in one or more series as may be established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, dividend provision, special rights and limitations as determined by the Board.

NOTE 6---INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing asset and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 7---COMMITMENTS

The Company entered into an operating lease on the building and premises which serves as the main office of the Company and the Bank on February 9, 1996. The inception of the lease was the earlier of the occupation of the building or receipt of final regulatory approval. The minimum lease payments related to the lease are for years 1997 through 2000 and are $67,500; $69,525; $71,611; and $73,759, respectively. The lease is renewable at the end of the term at prevailing market rates and also contains an option to purchase the premises and facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Forsyth Bancshares, Inc. (the Company) was incorporated under the laws of Georgia on February 14, 1996 for the purpose of organizing its wholly owned subsidiary, The Citizens Bank of Forsyth County (the Bank). On February 3, 1997, the Bank opened for business and the Company acquired 100% of its capital stock. During the fourth quarter of 1996 and the first quarter of 1997, the Company sold 800,000 shares of Common Stock at no par value, for a total consideration of $8,000,000. The Bank was capitalized at $6,500,000 as required by the Georgia Department of Banking and Finance (Georgia Department).

During 1996, the Company and the Bank were in the process of organizing and obtaining the necessary approvals from regulatory authorities for opening. Preliminary approval to charter the Bank was issued in July, 1996 by the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation. The Company's application to become a bank holding company pursuant to the acquisition of the Bank was approved on November 25, 1996 by the Federal Reserve Bank of Atlanta.

On January 30, 1997, the Bank received final approval and a permit to begin business from the Georgia Department. The Federal Deposit Insurance Corporation approved the Bank's application on February 3, 1997.

Since February 3, 1997, the Bank has been in operation as a commercial bank offering traditional banking services in the Cumming, Forsyth County, Georgia area. The Citizens Bank of Forsyth County is a local community bank serving the needs of small to medium sized businesses and local customers who desire the community banking relationship and services. The Bank offers a variety of checking, savings and time accounts, and other services such as commercial and consumer loans, safe deposit boxes, and other services related to banking.
Since it began business, the Bank's performance has demonstrated the significant need for its services in the Bank's market area. Forsyth
Bancshares, Inc. was formed to offer the Bank flexibility and support and at this time does not intend to engage in any additional activities permitted by the Federal Reserve and will function solely on the Bank's behalf.

All financial data set forth herein under the caption "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations", have been rounded to the nearest thousand dollars, except where otherwise specified.

SUPERVISION AND REGULATION

The Bank is subject to regulation by the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation. The Company's primary banking regulator is the Board of Governors of the Federal Reserve System (the Federal Reserve).

NET INCOME

The Company's net income for the quarter ended March 31, 1998 was $51,000  or
 .063 per share. This compares to a loss of $144,000 or (.18) per share for the first quarter of 1997. The first quarter of 1997 consisted of the period from opening on February 3, 1997 to March 31, 1997 and also included preopening losses that must be reflected in the current period results. The net income for the first quarter of 1998 is primarily due to increases in earning assets including investment securities, resulting from unusual deposit fund. Income for the fourth quarter of 1997 was $12,000 and as of December 31, 1997, the Company had a year to date loss of $500,000 which included startup losses and first year losses. The Bank reflected its first profit in November 1997 after only ten months of operation.

INTEREST INCOME

Interest income for the quarter ended March 31, 1998 was $801,000. The primary components of interest income was loans at $519,000; securities at $256,000; and federal funds sold at $22,000. This compared to a net income of $713,000 for the quarter ended December 31, 1997, with components of loans at $444,000; securities at $225,000; and federal funds sold at $44,000. The total increase of $88,000 is primarily due to an increase in the loan portfolio of approximately $4 million. The increase in loans is due to the economic factors and developments in the Forsyth County area and the increase in normal customer volume.

Forsyth County is growing at a very rapid pace and continued growth in population and development should benefit a community bank. The quarter ended March 31, 1997 reflected interest income of $147 thousand. The Bank began business on February 3, 1997 and at March 31, 1997 only had a total of $3 million in loans. The Company reflected over $12 million in Federal funds sold at March 31, 1997 compared to 1.5 million at March 31, 1998. The investment portfolio at March 31, 1997 was $4 million and as of March 31, 1998 was at $16.9 million. The growth in volumes and the ability to invest in loans and securities have been the primary factors involved in the increases in interest income. The Bank continues to grow from quarter to quarter in volumes, creating higher levels of income.

INTEREST EXPENSE

Interest expense for the three-month period ended March 31, 1998 was $392,000 consisting of $311,000 in time deposit interest and $81,000 in other deposit interest. This compared to $332,000 for the three-month period ended December 31, 1997, with $257,000 in time deposit interest and $75,000 in other deposit interest. Deposit growth during the comparison period increased $7.5 million. Again the significant growth in the Bank's market area has enabled the Bank to increase its customer base. Management continues to develop new customers and deposit accounts with an emphasis on core deposits. During this period, $4.2 million of the deposit increase was in time deposits; $1.8 million in insured Money Market accounts; and approximately $1 million in demand deposits. As of March 31, 1997, the Bank had interest expense of only $48,000 with a deposit volume of only $14.5 million. The Bank opened for business on February 3, 1997 and reflects less than sixty (60) days in the first quarter of 1997.

NET INTEREST INCOME

Net interest income for the quarter ended March 31, 1998 was $409,000 (before loan loss reserve allocation) compared to $381,000 for the quarter ended December 31, 1997. The loan loss allowance for March 31, 1998 and December
31, 1998 was $51,000 and $88,000, respectively. This increase of approximately $28,000 was due primarily to the increase in the loan portfolio. Loans increased by $4 million during the comparison period. The net interest margin for the quarter ended March 31, 1998 was 1.01% ( before loan loss provision ) compared to 1.06% for the quarter ended December 31,1997. Although loans increased by $4 million, deposits also increased by $7.5 million reducing the loan to deposit ratio from 62% as of December 31, 1997 to 60% as of March 31, 1998, thereby reducing the net interest margin. Net interest income for the period ended March 31, 1997 was $99,000 (before loan loss allocation) and consisted of $36,000 in loan income; $94,000 in federal funds sold income; $17,000 in securities income; and $48,000 total deposit expense. Again, the bank was open less than sixty (60) days during this quarter.

NON INTEREST INCOME

Non interest income for the quarter ended March 31, 1998 was $24,000 compared to
$17,000 for the quarter ended December 31, 1997.   This increase  of
approximately $7,000 is attributable to increases in deposit accounts, thereby increasing service charges and customer service fees. Service charges and customer service fees increased by $3,000 and other fees by $4,000. Non-interest income for the period ended March 31, 1997 was only $6,000 and primarily resulted from the opening of new safe deposit boxes during the first sixty (60) days of business.

NON INTEREST EXPENSE

Non interest expense for the quarter ended March 31, 1998 was $331,000, consisting of $173,000 in salaries and employee benefits; $63,000 in occupancy and equipment; and $95,000 in other operating expenses. This compares to a total of $298,000 for the quarter ended December 31, 1997 consisting of $152,000 in salaries and employee benefits; occupancy and equipment expense of $63,000; and $83,000 in other operating expense. The total increase of $33,000 is primarily due to an increase in staffing, thereby increasing employee salaries and benefits. Approximately $21,000 of the increase is due to staffing increases. The other $12,000 is other normal operating expenses created by the normal course of business and growth. The Company currently employs fourteen (14) employees including its officers and has only increased its staff since opening February 3, 1997 by two clerical employees. Non-interest expense as of March 31, 1997 was $215,000 and consisted of $105,000 in salaries and employee benefits; $36,000 in occupancy and equipment; and $74,000 in other operating expenses. Again, the Bank opened on February 3, 1997 and the expense includes certain pre-opening expenses that were accrued during the organization of the Bank and the Company.

INCOME TAXES

At December 31, 1997, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $116,000 and $261,000, respectively, which will expire beginning in 2011 if not previously utilized.
No income tax expense or benefit was recorded for the periods ended December 31, 1997 or March 31, 1998.

ASSET QUALITY

Total assets at March 31, 1998 were $45.6 million compared to $38 million at December 31, 1997, reflecting an increase of $7.6 million. Loans increased approximately $4 million or 21.27% and investment securities increased by approximately $2.2 million. Return on average assets for quarter ended March 31, 1998 was .12% compared to .03% as of the quarter ended December 31, 1997. Deposits reflected at an increase of $7.5 million or 24.9% during this comparison period. Total assets as of March 31, 1997 were $22.2 million.

As of March 31, 1998, the Company had $42,000 in past due balances on loans and none of those over thirty (30) days. There were no charged off loans or recoveries in the portfolio. There were $2,000 in gains on securities which matured or were called by the issuer. There were no past due loans, chargeoffs or recoveries for the quarters ended December 31, 1997 and March 31, 1997.

ALLOWANCE FOR LOAN LOSSES

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses of $286,000 at March 31, 1998 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. At March 31, 1998, the allowance for loan losses was 1.25% of total loans outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT MARCH 31, 1998

Allowance for loan losses at December 31, 1997                         $235,000

Chargeoffs:
     Commercial, financial, agricultural                                      0
     Real Estate                                                              0
     Installment loans to individuals                                         0
Total Chargeoffs:                                                             0

Recoveries:
     Commercial, financial, agricultural                                      0
     Real Estate                                                              0
     Installment loans to individuals                                         0
Total Recoveries:                                                             0

Net Chargeoffs                                                                0

Provision for loan losses charged to income                              51,000
                                                                       --------

Allowance for loan losses at March 31, 1998                            $286,000

LIQUIDITY AND CAPITAL RESOURCES

Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements at March 31, 1998. At March 31, 1998, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and short term liabilities) for the Bank was 54.97% and the loan to deposit ratio was approximately 60%. As the portfolio grows, management will continue to monitor the liquidity of the Bank and the Company and make adjustments as deemed necessary. Investing the Bank's available funds in loans and other high yielding interest securities will increase the banks earning potential.

Requirements by banking regulators now include the monitoring of risk based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, but exclude goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loans and lease losses up to 1.25% of risk weighted assets.

The Bank and the Company exceed the regulatory minimums on capital requirements and ratios. However, as the Company and the Bank continue to grow and the loan portfolio increases, these ratios should adjust downward. Management will monitor these amounts and ratios on a continuous basis. Set forth below is our analysis of the current regulatory capital levels, including comparisons of actual capital levels to the regulatory minimums.

                            FORSYTH BANCSHARES, INC.
                                      AND
                        CITIZENS BANK OF FORSYTH COUNTY
                        REGULATORY CAPITAL REQUIREMENTS
                                 MARCH 31, 1998
                            (DOLLARS IN THOUSANDS)



                                               Actual          Required            Excess
                                          Amount   Percent   Amount  Percent   Amount   Percent

FORSYTH BANCSHARES, INC.

Risk-based capital:
     Tier 1 capital                        $7,499    32%    $  241     4.00%   $7,258       28%
     Total capital                         $7,499    32%     1,009     8.00%    6,490       24%
     Tier 1 Leverage                       $7,499    32%     1,009     4.00%    6,490       28%

CITIZENS BANK OF FORSYTH COUNTY

     Tier 1 capital                        $6,125    24%    $  243     4.00%   $5,882       20%
     Tier 2 capital                        $6,411    25%       491   8l\.00%    5,920       17%
     Tier 1 Leverage                       $6,125    15%       243     4.00%    5,882       11%

                           PART II--OTHER INFORMATION


Item 1.    Legal Proceedings---Not applicable

Item 2.    Changes in Securities---Not applicable

Item 3.    Defaults upon Senior Securities--Not applicable

Item 4.    Submission of matters to a Vote of Security Holders---Not applicable

Item 5.    Other Information---Not applicable

Item 6.    Exhibits and reports on Form 8-K

Exhibits   Exhibit 27.1--Financial Data Schedule

           Reports on Form 8-K--None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.


                                 FORSYTH BANCSHARES, INC.

                                 BY: /s/   DAVID H. DENTON
                                 -------------------------
                                 Name: David H. Denton
                                 Title:   President and Chief Executive Officer

                                 Date:  May  13, 1998

                               INDEX TO EXHIBITS

Exhibit 27.1  Financial Data Schedule