Form 10QSB
period 1998-06-30
FORSYTH BANCSHARES INC
filed 1998-08-14
CIK 1021479

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
   -----    Act of 1934 for the Quarterly period ended June 30, 1998

                                       Or

         Transition report under Section 13 or 15 (d) of the Securities Exchange
   ----- Act of 1934 for the transition period from          to        .
                                                  ----------  --------

                          Commission File No. 333-10909

                            FORSYTH BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  Georgia                       58- 2231953
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
                                 X    yes        no
                             ---------   --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 800,000 shares of common stock, at no par value, issued and outstanding as of
                                 June 30, 1998.

    Transitional Small Business Disclosure Format (check one):     yes  X  no
                                                              ----     ---

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Condition as of June 30, 1998, December 31, 1997.

Condensed Consolidated Statements of Income for the three months ended June 30, 1998 and June 30, 1997 and six months ended June 30, 1998.

Condensed Consolidated Statement of Cash flows for the six months ended June 30, 1998 and June 30, 1997.

Notes to Consolidated Financial Statements.

                            FORSYTH BANCSHARES, INC.
                       CONSOLIDATED STATEMENT OF CONDITION
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

(IN THOUSANDS)
                                             JUNE 30, 1998    DECEMBER 31, 1997
                                             -------------    -----------------
Assets:
     Cash and due from banks                   $  2,485           $  1,787
     Federal Funds Sold                           1,200              2,010
     Investment securities-Available
         for sale                                15,229             10,770
     Investment securities- Held
         to maturity                              2,323              3,961
     Loans, net of unearned income               26,676             18,800
     Less: allowance for loan losses                331                235
                                               --------           --------
     Net loans                                   26,345             18,565
     Premises and equipment, net                    390                429

     Other assets                                   666                326
                                               --------           --------

     Total Assets                              $ 48,638           $ 38,055
                                               ========           ========

Liabilities and Stockholders Equity
     Deposits:
     Non-interest bearing demand               $  3,737           $  2,641
     Interest Bearing
     Demand                                       3,742              3,242
     Savings                                        436                326
     Time, 100,000 and over                      11,698              9,687
     Other time                                  13,737              8,925
     Insured Money Market                         7,396              5,525
                                               --------           --------

Total Deposits                                   40,746             30,346

     Other liabilities                              235                198
                                               --------           --------
Total Liabilities                                40,981             30,544
                                               --------           --------

Gain/ (Loss) Held for sale securities                29                 51

Stockholders Equity:
     Common stock, no par value                   7,960              7,960
     Retained Earnings                             (500)              (500)
     YTD Income (loss)                              168                  0
                                               --------           --------

Total Stockholders Equity                         7,628              7,511
                                               --------           --------

Total liabilities and stockholders
     equity                                    $ 48,638           $ 38,055
                                               ========           ========

See Notes to consolidated Financial Statements

                            FORSYTH BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997


(IN THOUSANDS)                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                --------------------------------     ----------------
                                                JUNE 30, 1998      JUNE 30, 1997      JUNE 30, 1998
                                                -------------      -------------     ----------------
Interest Income
     Loans, including fees                        $     631          $     188           $    1150
     Federal Funds Sold                                  21                149                  43
     Investment Securities                              271                 98                 527
     Other                                               17                  0                  21
                                                  ---------          ---------           ---------
     Total Interest Income                              940                435                1741
                                                  ---------          ---------           ---------

Interest Expense
     Time Deposits                                      357                142                 668
     Other Deposits                                     100                 53                 181
     Other Interest Expense                               0                  0                   0
     Total Interest Expense                             457                195                 849
                                                  ---------          ---------           ---------

Net Interest Income                                     483                240                 892
     Provision for loan losses                           49                 61                 100
                                                  ---------          ---------           ---------
     Net Interest Income after provision
         for loan losses                                434                179                 792
                                                  ---------          ---------           ---------

Non interest income:
     Service charges and fees                            25                  8                  43
     Other                                                7                  5                  13
                                                  ---------          ---------           ---------
     Total non interest income                           32                 13                  56
                                                  ---------          ---------           ---------

Non interest expense
     Salaries and employee benefits                     171                172                 344
     Occupancy and equipment                             62                 63                 125
     Other Operating expense                            133                 99                 211
                                                  ---------          ---------           ---------

Total non interest expenses                             366                334                 680
                                                  ---------          ---------           ---------

     Income before taxes                                100               (142)                168
     Income tax expense                                   0                  0                   0
                                                  ---------          ---------           ---------

Net income                                        $     100          $    (142)          $     168
                                                  =========          =========           =========

Net income per common share
     and equivalents                                   .125               (.18)                .21
Weighted average number of
     common shares outstanding                      800,000            800,000             800,000
Dividends per common share                                0                  0                   0

                            FORSYTH BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE PERIOD ENDING JUNE 30, 1998
                                   (UNAUDITED)


(IN THOUSANDS)                                                                SIX MONTHS ENDED
                                                                       --------------------------------
                                                                       June 30, 1998      June 30, 1997
                                                                       -------------      -------------
Cash flow from operating activities:
Net Loss                                                                 $    168               (120)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation, Amortization, and Accretion                                 35                 23

     Provision for loan losses                                                100                 61

Change In:
     Accrued interest receivable and other assets                            (151)              (107)
     Accrued interest payable and other liabilities                            41                 64

Net Cash used by operating activities:                                        193                (79)

Cash flows from investing activities:
     Purchase of investment securities held to maturity and              $ (2,688)            (4,001)
     available for sale
     Net change in loans                                                   (7,876)            (6,061)
     Purchase of premises and equipment                                       (41)              (141)

Net cash used by investing activities:                                    (10,605)           (10,203)

Cash flows from financing activities:
     Net increase in deposits                                               9,100              8,920
     Proceeds from issuance of common stock                                     0

Net cash provided by financing activities:                                  9,100              8,920

Net increase (decrease) in cash & cash equivalents                         (1,312)            (1,362)

Cash and cash equivalents at beginning of period                            3,797             13,268

Cash and cash equivalents at end of period                                  2,485             11,906


            See notes to condensed consolidated financial statements

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1998

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

The financial statements as of and for the three and six months ended June 30, 1998 and June 30, 1998 and as of March 31, 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (Commission). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1997.

NOTE 2--BEGINNING OF OPERATIONS

The Company was incorporated under the laws of Georgia on February 14, 1996 for the purpose of organizing the Bank. On February 3, 1997, the Bank opened for business and the Company acquired 100% of its common stock. The Company capitalized the bank at $6,500,000 as required by regulators. Since February 3, 1997, the Bank has been in operation as a commercial bank offering traditional banking services in the Cumming, Forsyth County, Georgia area. Therefore, as the Bank was only opened for five months prior to June 30, 1997, a comparison of six month periods during 1997 and 1998 may not be relevant and have been omitted from the Statements of Income.

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

NOTE 4--RELATED PARTY TRANSACTIONS

There were no related party transactions during this period.

NOTE 5--PREFERRED STOCK

Shares of preferred stock may be issued from time to time in one or more series as may be established by resolution of the board of directors of the Company. Each resolution shall include the number of shares issued, preferences, dividend provision, special rights and limitations as determined by the board.

NOTE 6--INCOME TAXES

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Forsyth Bancshares, Inc. (Company) was incorporated under the laws of Georgia on February 14, 1996 for the purpose of organizing its wholly owned subsidiary, The Citizens Bank of Forsyth County (Bank). On February 3, 1997, the Bank opened for business and the Company acquired 100% of its capital stock. During the fourth quarter of 1996 and the first quarter of 1997, the Company sold 800,000 shares of Common Stock at no par value, for a total consideration of $8,000,000. The Bank was capitalized at $6,500,000 as required by the Georgia Department of Banking and Finance (Georgia Department).

During 1996, the Company and the Bank were in the process of organizing and obtaining the necessary approvals from regulatory authorities for opening. Preliminary approval to charter the Bank was issued in July, 1996 by the Georgia Department and the Federal Deposit Insurance Corporation. The Company's application to become a Bank holding company pursuant to the acquisition of the Bank was approved on November 25, 1996 by the Federal Reserve Bank of Atlanta.

On January 30, 1997, the Bank received final approval and a permit to begin business from the Georgia Department. The Federal Deposit Insurance Corporation approved the Bank's application on February 3, 1997.

Since February 3, 1997, the Bank has been in operation as a commercial bank offering traditional banking services in the Cumming, Forsyth County, Georgia area. The Citizens Bank of Forsyth County is a local community bank catering to the needs of small to medium sized businesses and local customers who desire the community banking relationship and services. The Bank offers a variety of checking, savings and time accounts, and other services such as commercial and consumer loans, safe deposit boxes, and other services related to banking. Since it began business, management believes that the Bank's performance has demonstrated the significant need for its services in the Bank's market area. Forsyth Bancshares, Inc. was formed to offer the Bank flexibility and support and at this time does not intend to engage in any additional activities permitted by the Federal Reserve and will function solely on the Bank's behalf.

All financial data set forth herein under the caption "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations", have been rounded to the nearest thousand dollars, except where otherwise specified.

SUPERVISION AND REGULATION

The Bank is subject to regulation by the Georgia Department and the Federal Deposit Insurance Corporation. The Company's primary banking regulator is the Board of Governors of the Federal Reserve System (Federal Reserve).

NET INCOME

The Company's net income for the quarter ended June 30, 1998 was $100,000 or $.125 per share. This compares to a loss of $142,000 or ($.18) per share for the second quarter of 1997. The second quarter of 1997 shows such a loss primarily because the Bank had just opened for business on February 3, 1997 and the second quarter 1997 results included additional preopening losses that were required to be reflected in the second quarter 1997 results. The results of income for the second quarter of 1998 are primarily due to increases in earning assets and significant use of deposit funds in investment sources. Net income for the first six months of 1998 was $168,000. The Bank reflected its first profit in November of 1997 after only ten months of operation, and has continued that trend through the second quarter of 1998.

INTEREST INCOME

Interest income for the quarter ended June 30, 1998 was $940,000. The primary components of the income was loans at $631,000; securities at $271,000; and federal funds sold at $21,000. This compared to $435,000 for the quarter ended June 30, 1997. The increase is primarily due to the Bank's growth and allocation of funds to loan assets over the quarter ended March 31, 1998, interest income was $801,000 and consisted of loan income of $519,000, securities income at $256,000; and federal funds sold at $22,000. The total increase of $139,000 is primarily due to an increase in the loan portfolio of approximately $4,000,000 dollars. The increase in loans is due to the economic factors and developments in the Forsyth County area and the increase in normal customer volume.

Forsyth County is growing at a very rapid pace and continued growth in population and development is an advantage for a community bank. The Bank began business on February 3, 1997 and at June 30, 1997 only had a total of $9,000,000 in loans. The Company reflected over $10,000,000 in Federal funds sold at June 30, 1997 compared to only $1,200,000 at June 30, 1998. The investment portfolio at June 30, 1997 was only approximately $4,000,000 and as of June 30, 1998 was approximately $17,500,000. The growth in volume and the ability to invest in loans and securities have been the primary factors involved in the increases in interest income. The Bank continues to grow from quarter to quarter in volume, creating higher levels of income.

INTEREST EXPENSE

Interest expense for the period quarter ended June 30, 1998 was $457,000 consisting of $357,000 in time deposit interest and $100,000 in other deposit interest. This compared to $392,000 for the three months ended March 31, 1998, with $311,000 in time deposit interest and $81,000 in other deposit interest. Deposit growth increased by approximately $81,000. Again the significant growth in the market area has enabled the Bank to increase its customer base and the Bank continues to bring in new customers and deposits with an emphasis on core deposits. Almost $200,000 of the deposit increase was in time deposits under $100,000. As the Bank grows and gains recognition in its community, the Bank should continue the growth in deposits. For the quarter ended June 30, 1997, the Bank had interest expense of $195,000 with a deposit volume of only $22,300,000. The Bank opened for business on February 3, 1997 and again, reflects less than six months of operations in such six month period.

NET INTEREST INCOME

Net interest income for the quarter ended June 30, 1998 was $434,000 (before loan loss reserve allocation) compared to $409,000 for the quarter ended March 31, 1998. The loan loss allocation for June 30, 1998 and March 31, 1998 was $49,000 and $51,000, respectively. The loan loss reserve is currently maintained at 1.25% of total loans outstanding. The difference in the loan loss allocation was due primarily to the increase in the loan portfolio. Loans increased by approximately $4,000,000 from March 31, 1998 to June 30, 1998. The net interest spread for the quarter ended June 30, 1998 was 3.2% (before loan loss allocation) compared to 1.06% for the year ended December 31, 1997. Although loans increased by $4,000,000 from March 31, 1998 to June 30, 1998, deposits also increased by $7,500,000 declining the loan to deposit earning ratio from 62% as of December 31, 1997 to 60% as of June 30, 1998, thereby reducing the net interest margin.

NON-INTEREST INCOME

Non-interest income for the quarter ended June 30, 1998 was $32,000 compared to $24,000 for the quarter ended March 31, 1998. The increase of approximately $8,000 is contributable to increases in deposit accounts, thereby increasing service charges and customer service fees. As the Bank increases deposit accounts and customer base, a steady rise in non-interest income should continue. Non-interest income for the three month period ended June 30, 1997 was only $13,000 and was primarily related to the opening of new safe deposit boxes during the first six
(6) months of business.

NON-INTEREST EXPENSE

Non-interest expense for the quarter ended June 30, 1998 was $366,000, consisting of $171,000 in salaries and employee benefits; $62,000 in occupancy and equipment; and $133,000 in other operating expenses. This compares to a total of $331,000 for the quarter ended March 31, 1998 consisting of $173,000 in salaries and employee benefits; occupancy and equipment expense of $63,000; and $95,000 in other operating expense. The total increase of $35,000 is primarily due to an increase in fees such as data processing, building maintenance, and other related fees that increase with growth of accounts and space. The Company currently employs fourteen (14) employees including its officers and has only increased it staff since opening February 3, 1997 by two clerical employees. Non-interest expense for the 3 months ended June 30, 1997 was $334,000 and consisted of $172,000 in salaries and employee benefits; $63,000 in occupancy and equipment; and $99,000 in other operating expenses. Again the Bank opened on February 3, 1997 and the expense reflected includes certain pre-opening expenses that were accrued during the organization of the Bank and the Company.

INCOME TAXES

At December 31, 1997, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $116,000 and $261,000, respectively, which will expire beginning in 2011 if not previously utilized. No income tax expense or benefit was recorded for the periods ended June 30, 1998, March 31, 1998 or June 30, 1997.

ASSET QUALITY

Total assets at June 30, 1998 was $48,600,000 compared to $45,600,000 at March 31, 1998, reflecting an increase of $3,000,000. Loans increased approximately $4,000,000 or 21.3% and investment securities increased by approximately $2,200,000. Return on average assets was .12 for quarters ended June 30, 1998 and March 31, 1998. Deposits reflected at an increase of $7,500,000 or 24.9% during this comparison period.

As of June 30, 1998, the Company had $40,000 in past due balances on loans and none of those over thirty (30) days. Charged off loans represented a total of $4,000 in the portfolio, with no recoveries as of June 30, 1998. There were no past due loans, chargeoffs or recoveries as of March 31, 1998 and June 30, 1997.

ALLOWANCE FOR LOAN LOSSES

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses of $331,000 at June 30, 1998 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. At June 30, 1998, the allowance for loan losses was 1.25% of total loans outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT JUNE 30, 1998

Allowance for loan losses at March 31, 1998                     $286,000

Charge-offs:
         Commercial, financial, agricultural                           0
         Real Estate                                                   0
         Installment loans to individuals                              4
Total Charge-offs                                                      4
Recoveries:
         Commercial, financial, agricultural                           0
         Real Estate                                                   0
         Installment loans to individuals                              0
Total Recoveries                                                       0
Net Charge-offs                                                        0
Provision for loan losses charged to income                       49,000
                                                                --------
Allowance for loan losses at June 30, 1998                      $331,000


LIQUIDITY AND CAPITAL RESOURCES

Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements at June 30, 1998. At June 30, 1998, the liquidity ratio (i.e., cash, short-term assets and marketable assets divided by deposits and short-term liabilities) for the Bank was 49.4% and the loan to deposit ratio was approximately 65%. As the portfolio grows, management will continue to monitor the liquidity of the Bank and the Company and make adjustments as deemed necessary. Investing the Bank's available funds in loans and other high yielding interest securities will increase the Bank's earning potential.

Requirements by banking regulators now include the monitoring of risk based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, but exclude goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital included the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loans and lease losses up to 1.25% of risk weighted assets.

The Bank and the Company exceed the regulatory minimums on capital requirements and ratios. However, as the Company and the Bank continue to grow and the loan portfolio gets larger, these ratios will adjust downward. Management will monitor these amounts and ratios on a continuos basis. The schedule on the following page reflects the current regulatory capital levels in more detail, including comparisons of actual capital levels to the regulatory minimums.


                            FORSYTH BANCSHARES, INC.
                                       AND
                         CITIZENS BANK OF FORSYTH COUNTY
                         REGULATORY CAPITAL REQUIREMENTS
                                  JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)

                                  Actual                          Required                       Excess
                                  ------                          --------                       ------
                           Amount         Percent            Amount      Percent           Amount     Percent
                           ------         -------            ------      -------           ------     -------
FORSYTH BANCSHARES, INC.

Risk-based capital:
         Tier 1 capital    $7,628           32%               $  241       4.00%          $7,258        28%
         Total capital     $7,628           32%                1,009       8.00%           6,490        24%
         Tier 1 Leverage   $7,628           32%                1,009       4.00%           6,490        28%

CITIZENS BANK OF FORSYTH
  COUNTY

         Tier 1 capital    $6,246           21%               $  243       4.00%          $6,003        17%
         Tier 2 capital    $6,577           22%                  491       8.00%           6,086        12%
         Tier 1 Leverage   $6,577           23%                  243       4.00%           6,334        19%


YEAR 2000 ISSUE

The Company recognizes the scope and potential problems associated with the Year 2000 compliance program. As the Bank and Company were organized in 1996 and 1997, and their respective computer systems are relatively new, management does not believe that the Bank or the Company are at material risk with respect to its operations. Nevertheless, the Company has adopted a plan of action and has in place a team to define and implement steps that will solve the problem for all of the Company's mission critical systems and hardware. The Company has progressed through the awareness and assessment phases and is well into the renovation phase where the work is done to ensure mission critical systems are compliant. In addition to systems compliance, the Company has evaluated all significant credit relationships to determine any risks represented to the Company by the impact of year 2000 on customer operations. Based on this evaluation, the Company is not aware of more than the normal credit risk associated with these relationships and no special additions to the allowance for loan losses are believed to be necessary. Also, the Company has incorporated Year 2000 compliance into its loan policy and underwriting standards.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company, may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, on deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                           PART II--OTHER INFORMATION


Item 1.        Legal Proceedings---Not applicable

Item 2.        Changes in Securities---Not applicable

Item 3.        Defaults upon Senior Securities---Not applicable

Item 4.        Submission of matters to a Vote of Security Holders

               (a)  The Annual Meeting of Shareholders was held on May 12, 1998.

               (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

                    Catherine M. Amos
                    Jeffrey S. Bagley
                    Bill H. Barnett
                    Danny M. Bennett
                    Michael P. Bennett
                    Bryan L. Bettis
                    Talmadge W. Bolton
                    Thomas L. Bower III
                    Charles R. Castleberry
                    David H. Denton
                    Charles D. Ingram
                    Herbert A. Lang, Jr.
                    John P. McGruder
                    James J. Myers
                    Danny L. Reid
                    Charles R. Smith
                    Wyatt L. Willingham
                    Jerry M. Wood

               (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

                    1. Proposal to elect the 18 individuals nominated by management as Directors. Votes were cast as follows:

                    Director                          For                 Against        Abstain
                    --------                          ---                 -------        -------
                    Catherine M. Amos           475,680 (59.5%)              0              0
                    Jeffrey S. Bagley           475,680 (59.5%)              0              0
                    Bill H. Barnett             475,680 (59.5%)              0              0
                    Danny M. Bennett            475,680 (59.5%)              0              0
                    Michael P. Bennett          475,680 (59.5%)              0              0
                    Bryan L. Bettis             475,680 (59.5%)              0              0
                    Talmadge W. Bolton          475,680 (59.5%)              0              0
                    Thomas L. Bower III         475,680 (59.5%)              0              0
                    Charles R. Castleberry      475,680 (59.5%)              0              0

                    Director                          For                 Against        Abstain
                    --------                          ---                 -------        -------
                    David H. Denton             475,680 (59.5%)              0              0
                    Charles D. Ingram           475,680 (59.5%)              0              0
                    Herbert A. Lang, Jr.        475,680 (59.5%)              0              0
                    John P. McGruder            475,680 (59.5%)              0              0
                    James J. Myers              475,680 (59.5%)              0              0
                    Danny L. Reid               475,680 (59.5%)              0              0
                    Charles R. Smith            475,680 (59.5%)              0              0
                    Wyatt L. Willingham         475,680 (59.5%)              0              0


Item 5.        Other Information---Not applicable

Item 6.        Exhibits and reports on Form 8-K

               (a)  Exhibits
                     --Exhibit 27.1--Financial Data Schedule (for SEC use only).
               (b)  Reports on Form 8-K--None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FORSYTH BANCSHARES, INC.

                            BY: /s/ DAVID H. DENTON
                            ----------------------------------------------
                              Name:  David H. Denton
                              Title: President and Chief Executive Officer

                              Date:  August 14, 1998

                                INDEX TO EXHIBITS

         Exhibit 27.1      Financial Data Schedule (for SEC use only).