Form 10QSB
period 1998-09-30
FORSYTH BANCSHARES INC
filed 1998-11-16
CIK 1021479

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


    X    Quarterly report under Section 13 or 15(d) of the Securities Exchange
--------    Act of 1934 for the Quarterly period ended September 30, 1998

                                       Or

         Transition report under Section 13 or 15 (d) of the Securities Exchange
--------    Act of 1934 for the transition period from__________to________.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

800,000 shares of common stock, at no par value, issued and outstanding as of September 30, 1998.

    Transitional Small Business Disclosure Format (check one):     yes  X  no
                                                               ----   -----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Condition as of September 30, 1998 and September 30, 1997.

Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 1998 and September 30, 1997 and nine months ended September 30, 1998.

Condensed Consolidated Statement of Cash flows for the nine months ended September 30, 1998 and September 30, 1997.

Notes to Consolidated Financial Statements.

                            FORSYTH BANCSHARES, INC.
                       CONSOLIDATED STATEMENT OF CONDITION
                  AS OF SEPTEMBER 30, 1998, SEPTEMBER 30, 1997
                               AND JUNE 30, 1998

(IN THOUSANDS)

Assets:                                    SEPT. 30, 1998     SEPT. 30, 1997      JUNE 30, 1998
                                           --------------     --------------      -------------
     Cash and due from banks                  $  2,930           $  2,438          $  2,485
     Federal Funds Sold                          1,420              4,840             1,200
     Investment securities-Available            17,559              9,297            15,229
         for sale
     Investment securities-Held                  2,194              4,483             2,323
         to maturity
     Loans, net of unearned income              28,763             13,953            26,676
     Less: allowance for loan losses               356                147               331
                                              --------           --------          --------
     Net loans                                  28,407             13,806            26,345
     Premises and equipment, net                   362                454               390

     Other assets                                  756                445               666
                                              --------           --------          --------

     Total Assets                             $ 53,628           $ 35,763          $ 48,638
                                              ========           ========          ========

Liabilities and Stockholders Equity
     Deposits:
     Non-interest bearing demand              $  4,593           $  5,396          $  3,737
     Interest Bearing
     Demand                                      4,632                953             3,742
     Savings                                       504                468               436
     Time, 100,000 and over                     13,135              8,673            11,698
     Other time                                 16,610              6,724            13,737
     Insured Money Market                        5,871              5,887             7,396
                                              --------           --------          --------

Total Deposits                                  45,345             28,101            40,746

     Other liabilities                             285                178               235
                                              --------           --------          --------
Total Liabilities                               45,630             28,279            40,981
                                              --------           --------          --------

Gain/(Loss) Held for sale securities               198                 33                29

Stockholders Equity:
     Common stock, no par value                  7,960              7,960             7,960
     Retained Earnings                            (500)              (196)             (500)
     YTD Income (loss)                             340               (313)              168
                                              --------           --------          --------

Total Stockholders Equity                        7,998              7,484             7,628
                                              --------           --------          --------

Total liabilities and stockholders
     equity                                   $ 53,628           $ 35,763          $ 48,638
                                              ========           ========          ========


See Notes to consolidated Financial Statements

                            FORSYTH BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

         FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

(DOLLARS IN THOUSANDS,
EXCEPT PER SHARE DATA)                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               --------------------------------     ---------------------------------
                                               SEPT. 30, 1998    SEPT. 30, 1997     SEPT. 30, 1998     SEPT. 30, 1997
                                               --------------    --------------     --------------     --------------
Interest Income
     Loans, including fees                        $    705          $     309        $      1855          $     532
     Federal Funds Sold                                 25                105                 68                348
     Investment Securities                             293                188                819                303
     Other                                              12                 16                 29                 16
                                                  --------          ---------           --------          ---------
     Total Interest Income                            1035                618               2771               1199
                                                  --------          ---------           --------          ---------

Interest Expense
     Time Deposits                                     418                208               1087                385
     Other Deposits                                     98                 72                279                137
     Other Interest Expense                              0                  7                  0                  7
     Total Interest Expense                            516                287               1366                529
                                                  --------          ---------           --------          ---------

Net Interest Income                                    519                331               1405                670
     Provision for loan losses                          25                 54                125                147
                                                  --------          ---------           --------          ---------
     Net Interest Income after provision
         for loan losses                               494                277               1280                523
                                                  --------          ---------           --------          ---------

Non interest income:
     Service charges and fees                           18                 12                 55                 24
     Other                                              10                  3                 29                  9
                                                  --------          ---------           --------          ---------
     Total non interest income                          28                 15                 84                 33
                                                  --------          ---------           --------          ---------

Non interest expense
     Salaries and employee benefits                    170                151                513                428
     Occupancy and equipment                            65                 62                190                161
     Other Operating expense                           115                106                321                280
                                                  --------          ---------           --------          ---------

Total non interest expenses                            350                319               1024                869
                                                  --------          ---------           --------          ---------

     Income before taxes                               172                (27)               340               (313)
     Income tax expense                                  0                  0                  0
                                                  --------          ---------           --------          ---------
                                                                                                                  0
Net income                                        $    172          $     (27)          $    340               (313)
                                                  ========          =========           ========          =========

Net income per common share
     and equivalents                                   .22               (.03)               .43               (.39)
Weighted average number of
     common shares outstanding                     800,000            800,000            800,000            800,000
Dividends per common share                               0                  0                  0                  0

                            FORSYTH BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)

(IN THOUSANDS)                                                                  NINE MONTHS ENDED
                                                                                -----------------
                                                                        Sept. 30, 1998     Sept. 30, 1997
                                                                        --------------     --------------
Cash flow from operating activities:
Net Loss                                                                 $    340           $   (30)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation, Amortization, and Acceleration                              35                58

     Provision for loan losses                                                121                54

Change In:
     Accrued interest receivable and other assets                            (430)              (94)
     Accrued interest payable and other liabilities                            87                56
                                                                         --------           -------
Net Cash used by operating activities:                                        153                44
                                                                         --------           -------
Cash flows from investing activities:
     Purchase of investment securities held to maturity and              ($ 4,595)         ($ 5,777)
     available for sale
     Net change in loans                                                   (9,963)           (4,712)
     Purchase of premises and equipment                                       (41)                0
                                                                         --------           -------
Net cash used by investing activities:                                    (14,599)          (10,489)
                                                                         --------           -------
Cash flows from financing activities:
     Net increase in deposits                                              14,999             5,817
     Proceeds from issuance of common stock                                     0                 0
                                                                         --------           -------
Net cash provided by financing activities:                                 14,999             5,817
                                                                         --------           -------
Net increase (decrease) in cash & cash equivalents                            553            (4,628)

Cash and cash equivalents at  beginning of period                           3,797            11,906
                                                                         --------           -------
Cash and cash equivalents at end of period                               $  4,350           $ 7,278
                                                                         ========           =======

See notes to condensed consolidated financial statements

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

NOTE 1---BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Forsyth Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, The Citizens Bank of Forsyth County (the "Bank"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures herein, when taken as a whole, are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial reflects all adjustment necessary to fairly represent the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature.

The financial statements as of and for the three and nine months ended September 30, 1998 and September 30, 1997 and as of June 30, 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission for the year ended December 31, 1997.

NOTE 2---BEGINNING OF OPERATIONS

The Company was incorporated under the laws of the State of Georgia on February 14, 1996 for the purpose of organizing and becoming the holding company for the Bank. The Bank opened for business on February 3, 1997 and, following its formation, the Company acquired 100% of the Bank's common stock. The Company capitalized the bank at $6,500,000 as required by regulators. Since February 3, 1997, the Bank has been in operation as a commercial bank offering traditional banking services in the Cumming, Forsyth County, Georgia area.

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

NOTE 4---RELATED PARTY TRANSACTIONS

There were no related party transactions during the three month period ended September 30, 1998.

NOTE 5---PREFERRED STOCK

As of the date of this report, the Company had no shares of preferred stock issued and outstanding. However, shares of preferred stock may be issued from time to time in one or more series as may be established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, dividend provision, special rights and limitations as determined by the Board.

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


NOTE 7---COMMITMENTS

The Company entered into an operating lease on the building and premises which serves as the main office of the Company and the Bank on February 9, 1996. The inception of the lease was the earlier of the occupation of the building or receipt of final regulatory approval. The minimum lease payments related to the lease for the fiscal years 1997, 1998, 1999 and 2000 are $67,500, $69,525,
$71,611, and $73,759, respectively. The lease is renewable at the end of the term at prevailing market rates and also contains an option to purchase the premises and facility.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company was incorporated under the laws of the State of Georgia on February 14, 1996 for the purpose of organizing and becoming the parent holding company for the Bank. On February 3, 1997, the Bank opened for business and the Company acquired 100% of its capital stock. During the fourth quarter of 1996 and the first quarter of 1997, the Company sold 800,000 shares of Common Stock at no par value, for a total consideration of $8,000,000. The Bank was capitalized at $6,500,000 as required by the Georgia Department of Banking and Finance (the "Georgia Department").

During 1996, the Company and the Bank were in the process of organizing and obtaining the necessary approvals from regulatory authorities for opening. Preliminary approval to charter the Bank was issued in July, 1996 by the Georgia Department and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's application to become a bank holding company pursuant to the acquisition of the Bank was approved on November 25, 1996 by the Federal Reserve Bank of Atlanta.

On January 30, 1997, the Bank received final approval and a permit to begin business from the Georgia Department. The FDIC approved the Bank's application on February 3, 1997.

Since February 3, 1997, the Bank has been in operation as a commercial bank, offering traditional banking services in the Cumming, Forsyth County, Georgia area. The Bank is a local community bank catering to the needs of small to medium sized businesses and local customers who desire the community banking relationship and services. The Bank offers a variety of checking, savings and time accounts, and other services such as commercial and consumer loans, safe deposit boxes, and other services related to banking. Since it began business, management believes that the Bank's performance has demonstrated the significant need for its services in the Bank's market area. The Company was formed to offer the Bank flexibility and support, and at this time does not intend to engage in any additional significant activities permitted by the Federal Reserve and will function solely on the Bank's behalf as its parent holding company.

All financial data set forth herein under the caption "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations" have been rounded to the nearest thousand dollars, except where otherwise specified.

Because the Bank opened for business on February 3, 1997, the financial and operating information set forth herein relating to the corresponding nine month period in 1997 reflects less than nine months of operations.

SUPERVISION AND REGULATION

The Bank is subject to regulation by the Georgia Department and the FDIC. The Company's primary banking regulator is the Board of Governors of the Federal Reserve System (the "Federal Reserve").

NET INCOME

The Company's net income for the quarter ended September 30, 1998 was $172,000, or $.22 per share. This compares to a loss of ($27,000), or ($.03) per share, for the second quarter of 1997. The third quarter of 1997 shows such a loss primarily because the Bank had just opened for business on February 3, 1997 and the third quarter 1997 results included additional preopening losses that were required to be reflected in the third quarter 1997 results. The results of income for the third quarter of 1998 are primarily due to increases in earning assets and significant use of deposit funds in investment sources, along with normal growth. Net income for the first nine months of 1998 was $340,000. The Bank reflected its first profit in November of 1997 after only ten months of operation, and has continued that trend through the third quarter of 1998.

INTEREST INCOME

Interest income for the three months ended September 30, 1998 was $1,035,000. The primary components of the income were loans of $705,000; securities of $293,000; and federal funds sold of $25,000. Interest income was $618,000 for the quarter ended September 30, 1997. The increase of $417,000 was primarily due to the Bank's growth and allocation of funds to loan assets over the quarter ended September 30, 1997. At June 30, 1998, interest income was $940,000 and consisted of loan income of $631,000; securities income of $271,000; and federal funds sold of $21,000. The total increase of $95,000 for the third quarter of 1998 over the second quarter of 1998 was primarily due to an increase in the loan portfolio of approximately $2,087,000 dollars. The increase in loans was due to the economic factors and developments in the Forsyth County area and the increase in normal customer volume.

Forsyth County is growing at a very rapid pace and the County's continued growth in population and development has had a favorable impact on the Bank's operations. The Bank began business on February 3, 1997 and at September 30, 1997 only had a total of $13,953,000 in loans compared to $28,763,000 at September 30, 1998. The Company reflected over $4,840,000 in Federal funds sold at September 30, 1997 compared to only $1,420,000 at September 30, 1998. The investment portfolio at September 30, 1997 was only approximately $13,780,000 and at September 30, 1998 was approximately $19,750,000. The growth in volume and the ability to invest in loans and securities have been the primary factors involved in the increases in interest income. The Bank has continued to grow from quarter to quarter in volume, creating higher levels of income.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 1998 was $516,000, consisting of $418,000 in time deposit interest and $98,000 in other deposit interest. This compared to interest expense of $287,000 for the three months ended September 30, 1997, consisting of $208,000 in time deposit interest and $80,000 in other deposit interest. Year to date through September 30, 1998 reflects interest expense of $1,366,000, with $1,087,000 in time deposits, compared to $529,000 as of September 30, 1997, with $385,000 in time deposit expense. For the three months ended June 30, 1998, interest expense was $849,000. Deposit growth for the three months ended September 30, 1998 versus the three months ended June 30, 1998 increased by approximately $4,599,000. The significant growth in the Bank's market area has enabled the Bank to increase its customer base and the Bank continues to bring in new customers and deposits with an emphasis on core deposits. As the Bank grows and gains recognition in its community, the Bank should continue its growth in deposits. As of September 30, 1997 and September 30, 1998, the Bank had total deposits of $28,101,000 and $45,345,000, respectively.

NET INTEREST INCOME

Net interest income for the quarter ended September 30, 1998 was $519,000 (before loan loss reserve allocation) compared to $434,000 for the quarter ended June 30, 1998. The loan loss allocation for the three months ended September 30, 1998 and June 30, 1998 was $25,000 and $49,000, respectively. The loan loss reserve is currently maintained at 1.25% of total loans outstanding. The difference in the loan loss allocation was due primarily to the increase in the loan portfolio. Loans increased by $2,087,000 from June 30, 1998 to September 30, 1998 and increased $4,000,000 from March 31, 1998 to June 30, 1998. The net interest spread for the quarter ended September 30, 1998 was 3.12% after loan loss allocation compared to 3.2% for the quarter ended June 30, 1998. Although loans increased by $2,087,000 from June 30, 1998 to September 30, 1998, deposits also increased by $4,599,000, thus increasing the loan to deposit earning ratio from 60% as of June 30, 1998 to 63% as of September 30, 1998 and thereby reducing the net interest margin. As of September 30, 1997, net interest income was $670,000 (before loan loss allocation). Loan loss allocation for this period was $147,000, reducing the net interest income to $523,000. Total interest income for the nine month period ended September 30, 1998 and September 30, 1997 was

$2,771,000 and $1,199,000, respectively. Total interest expense for these same periods were $1,366,000 and $529,000, respectively. The primary reason for the increase in net interest income is due to the Bank's lack of experience in its market area as of February, 1997 and the deposit and loan growth during the one year period.

NON-INTEREST INCOME

Non-interest income for the quarter ended September 30, 1998 was $28,000 compared to $32,000 for the quarter ended June 30, 1998. The decrease of approximately $4,000 is attributable to the stabilization of transaction deposit accounts, and the increase in time deposit accounts that are not charged any service charges and customer service fees. As the Bank increases deposit accounts and customer base, management presently expects that a steady rise in non-interest income will continue. Non-interest income for the three month period ended September 30, 1997 was $15,000 and was primarily related to the opening of new customer deposit accounts during the first nine months of business.

NON-INTEREST EXPENSE

Non-interest expense for the quarter ended September 30, 1998 was $350,000, consisting of $170,000 in salaries and employee benefits; $65,000 in occupancy and equipment; and $115,000 in other operating expenses. This compares to a total of $366,000 for the quarter ended June 30, 1998, consisting of $171,000 in salaries and employee benefits; occupancy and equipment expense of $62,000; and $133,000 in other operating expense. The total decrease of $16,000 is primarily due to an effort on the part of management to control those expenses that increase with growth of accounts and space. The Company currently employs fourteen (14) employees including its officers and has only increased its staff since opening February 3, 1997 by two clerical employees. Non-interest expense for the nine months ended September 30, 1998 was $1,024,000 and consisted of $513,000 in salaries and employee benefits; $190,000 in occupancy and equipment; and $321,000 in other operating expenses. Expenses for the same nine month period in 1997 was $869,000, consisting of $428,000 in salaries and employee benefits; $161,000 in occupancy and equipment expense; and $280,000 in other operating expense. The increase in 1998 is again due to the fact that the Bank opened on February 3, 1997 and the expense, although reflecting certain pre-opening expenses that were accrued during the organization of the Bank and the Company, only included an actual eight months of operational expense.

INCOME TAXES

On December 31, 1997, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $116,000 and $61,000, respectively, which will expire beginning in 2011 if not previously utilized. No income tax expense or benefit was recorded for the three month periods ended September 30, 1998, June 30, 1998 or September 30, 1997.

ASSET QUALITY

Total assets on September 30, 1998 were $53,628,000 compared to $48,600,000 on June 30, 1998, reflecting an increase of approximately $5,028,000, or 10.35%. Loans increased approximately $2,000,000 and investment securities increased by approximately $2,200,000. Return on average assets was 1.41% and .12% for the quarters ended September 30, 1998 and June 30, 1998, respectively. Deposits reflected an increase of $4,599,000, or 11.2%, during this comparison period. On September 30, 1997, total assets were $35,763,000 with loans of only $13,953,000 and deposits of $28,101,000, illustrating a substantial increase during the 1998 time periods.

As of September 30, 1998, the Company had $321,000 in past due balances, of which $319,000 are 30 to 89 days overdue and only $2,000 over 90 days overdue. Charged off loans represented a total of $4,000 in the portfolio, with no recoveries as of September 30, 1998. As of June 30, 1998, the Bank only had $40,000 in past due loans, of which none were over 30 days overdue, and had only $4,000 in charged off loans. There were no past due loans, chargeoffs or recoveries as of September 30, 1997. The increase in past due balances of $281,000, or 803%, from September 30, 1997 to September 30, 1998 was primarily due to the Bank's general growth during such period, as well as the delinquency of several significant construction loans. In accordance with the Bank's internal policies and review procedures, the Bank maintained its normal level of reserves and increased its allowances in response to this increase in past due balances.

ALLOWANCE FOR LOAN LOSSES

The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses and internal credit ratings. Based on this analysis, management considers the allowance for loan losses of $356,000 as of September 30, 1998 to be adequate to cover possible loan losses in the portfolio as of that date. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required. As of September 30, 1998, the allowance for loan losses was 1.25% of total loans outstanding.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES AT SEPTEMBER 30, 1998

Allowance for loan losses at June 30, 1998                      $331,000

Charge-offs:
         Commercial, financial, agricultural                           0
         Real Estate                                                   0
         Installment loans to individuals                              4
Total Charge-offs                                                      4
Recoveries:
         Commercial, financial, agricultural                           0
         Real Estate                                                   0
         Installment loans to individuals                              0
Total Recoveries                                                       0
Net Charge-offs                                                        0
Provision for loan losses charged to income                       25,000
                                                                --------
Allowance for loan losses at June 30, 1998                      $356,000


LIQUIDITY AND CAPITAL RESOURCES

Management considers the Company's liquidity as of September 30, 1998 to be adequate to meet operating and loan funding requirements. On September 30, 1998, the liquidity ratio (i.e., cash, short-term assets and marketable assets divided by deposits and short-term liabilities) for the Bank was 50.55% and the loan to deposit ratio was approximately 63%. As the portfolio grows, management will continue to monitor the liquidity of the Bank and the Company and make adjustments as deemed necessary. Investing the Bank's available funds in loans and other high yielding interest securities will increase the Bank's earning potential. Dependency for the Bank is measured pursuant to Federal Reserve guidelines by computing a fraction, the numerator of which is equal to the Bank's net volatile liabilities (those deposits over $100,000 are considered volatile for purposes of funding assets) and the denominator of which is equal to total earning assets. Dependency for the Bank as of September 30, 1998 was 31.89%. Although this ratio is a true reflection of those large deposits, it is management's opinion that $7,000,000 of the large deposits can be considered stable core deposits. Considering this, the dependency ratio drops considerably to 10.04%.

Requirements by banking regulators now include the monitoring of risk based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loans and lease losses up to 1.25% of risk weighted assets.

The Bank and the Company exceed the regulatory minimums on capital requirements and ratios. However, as the Company and the Bank continue to grow and the loan portfolio gets larger, these ratios will adjust downward. Management will monitor these amounts and ratios on a continuous basis. The schedule below reflects the current regulatory capital levels in more detail, including comparisons of actual capital levels to the regulatory minimums.




                            FORSYTH BANCSHARES, INC.
                                       AND
                         CITIZENS BANK OF FORSYTH COUNTY
                         REGULATORY CAPITAL REQUIREMENTS
                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                Actual                       Required                        Excess
                                                ------                       --------                        ------
                                         Amount       Percent         Amount           Percent       Amount         Percent
                                         ------       -------         ------           -------       ------         -------
FORSYTH BANCSHARES, INC.

Risk-based capital:
         Tier 1 capital                  $7,628          32%          $  241             4.00%       $7,258          28%
         Total  capital                  $7,628          32%           1,009             8.00%        6,490          24%
         Tier 1 Leverage                 $7,628          32%           1,009             4.00%        6,490          28%

CITIZENS BANK OF FORSYTH COUNTY

         Tier 1 capital                  $6,426          20%          $  243             4.00%       $6,183          17%
         Total capital                   $6,782          21%             491             8.00%        6,291          13%
         Tier 1 Leverage                 $6,782          20%             243             4.00%        6,539          16%



YEAR 2000 ISSUE

The Company recognizes the scope and potential problems associated with the Year 2000 and the importance of developing and adhering to a comprehensive Year 2000 compliance program. Because the Bank and the Company were organized in 1996 and 1997, respectively, their respective computer systems, as well as embedded chip systems, are relatively new. As a result, management does not presently believe that the Bank or the Company are at material risk with respect to its operations. Nevertheless, the Company has adopted a plan of action and has in place a team to define and implement steps that will solve the problem for all of the Company's mission critical systems and hardware. The Company has progressed through the awareness and assessment phases and is well into the renovation phase where the work is done to ensure mission critical systems are compliant. It is presently anticipated that the testing and renovation phases will be substantially completed by December 31, 1998. In addition to systems compliance, the Company has evaluated all significant credit relationships to determine any risks represented to the Company by the impact of year 2000 on customer operations. Based on this evaluation, the Company is not aware of more than the normal credit risk associated with these relationships and no special additions to the allowance for loan losses are believed to be necessary. Also, the Company has incorporated Year 2000 compliance into its loan policy and underwriting standards. While the Company does not anticipate any material losses due to the Year 2000 issues, the Company is currently developing contingency plans that it expects to be substantially completed by December 31, 1998.

As of the date of this report, the Company had spent approximately $5,000 to review, address and ensure the ability of its systems to properly handle the Year 2000 date change. In addition, the Company presently expects that it will spend approximately $20,000 in the future to address the Year 2000 problem. This amount includes the cost of an upgrade that the Company expects to make in December 1998 to its computer systems and bank teller systems to ensure Year 2000 compliance and proper date handling in leap years. There can be no assurance, however, that, following the completion of the Company's Year 2000 compliance program, the Company's computer systems will properly handle the Year 2000 date change, and, to the extent that such systems are not made Year 2000 compliant in a timely manner, any failure by such systems to properly handle the Year 2000 date change could have a material and adverse effect on the Company's operations and financial results.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ adversely and materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, on deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, changes in technology and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

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

Item 3.           Defaults upon Senior Securities---Not applicable

Item 4.           Submission of matters to a Vote of Security Holders--Not
                  Applicable

Item 5.           Other Information---Not applicable

Item 6.           Exhibits and reports on Form 8-K

                  (a)      Exhibits
                              --Exhibit 27.1--Financial Data Schedule (for SEC
                                use only)
                  (b)      Reports on Form 8-K--None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FORSYTH BANCSHARES, INC.

                                    BY: /s/   DAVID H. DENTON
                                       -----------------------------------------
                                       Name:  David H. Denton
                                       Title:  President and Chief Executive
                                               Officer

                                       Date:  November 11, 1998

                                INDEX TO EXHIBITS

         Exhibit 27.1      Financial Data Schedule (for SEC use only)