Form 10KSB40
period 1998-12-31
FORSYTH BANCSHARES INC
filed 1999-03-31
CIK 1021479

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------
                                  FORM 10-KSB
                         -----------------------------

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended December 31, 1998

                       Commission file number: 333-10909

                            FORSYTH BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                    Georgia                                      58-2231953
(Name of Small Business Issuer in its Charter)       (I.R.S. Employer Identification No.)


501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia            30040
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

                           Common Stock, No Par Value
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    ----          -----

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State the issuer's revenues for its most recent fiscal year: $3,925,777.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 15, 1999, the aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant based solely on the initial public offering price, was approximately $8,000,000.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 1999, there were 800,000 shares of the Registrant's common stock outstanding.

    Documents Incorporated by Reference:


- Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I and II.
- Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 18, 1999 are incorporated by reference into Part III.

                           SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

         Certain of the statements made herein under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Annual Report are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the" Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Forsyth Bancshares, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend" or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

         These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the possible effects of the Year 2000 problem on the Company, including such problems at the Company's vendors, counter-parties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS

General

         The Company is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and with the Department of Banking and Finance of the State of Georgia (the "DBF") under the Georgia Financial Institutions Code (the "Financial Institutions Code"). The Company had total consolidated assets of $59.8 million, total deposits of $51.4 million and total stockholders equity of $8.0 million at December 31, 1998. Through its wholly-owned subsidiary, The Citizens Bank of Forsyth County (the "Bank"), the Company operates a commercial banking business in Forsyth County, Georgia.

         The Bank is community oriented and focuses primarily on offering real estate, commercial and consumer loans and various deposit and other services to individuals, small to medium-sized businesses and professionals primarily in Cumming, Georgia and the surrounding area, including Forsyth County (the "Forsyth County Area"). The Bank is the only locally owned and managed commercial bank operating in the Forsyth County Area. The Company management team is comprised of several banking professionals with many years of experience in Georgia with this and other banking organizations. The Bank competes against the larger regional and super-regional banks operating in its market by emphasizing the stability and accessibility of its management, management's long-term familiarity with the market, immediate local decision making and the pride of local ownership.

         The Company was incorporated as a Georgia corporation on February 14, 1996, primarily to own and control all of the capital stock of the Bank. The Company currently engages in no business other than owning and managing the Bank. The Bank received final regulatory approval on January 30, 1997 from the DBF and the Federal Deposit Insurance Corporation (the "FDIC") to begin business on February 3, 1997. The Company received final approval to acquire the capital stock of the Bank from the DBF on October 15, 1996 and from the Federal Reserve Bank of Atlanta (the "Federal Reserve"), as delegate of the Federal Reserve Board on November 25, 1996. The Bank commenced operations on February 3, 1997 as a commercial bank engaging in a general commercial and retail banking business.

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

Marketing Focus

         Most of the banks in the Forsyth County Area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Georgia and the Forsyth County Area, management believes that there is a void in the community banking market in the Forsyth County Area and that the Bank can successfully fill this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals.

         The Bank's current plan is to advertise aggressively, using a wide range of media to target market segments and emphasize the Company's local ownership, community bank nature and ability to provide more personalized service than its competition. Management, as long-time residents and business people in the Forsyth County Area, has determined the credit needs of the area through personal experience and communications with their business colleagues. Management believes that the area will react favorably to the Bank's emphasis on service to small businesses, professional concerns and individuals. However, no assurances in this respect can be given.

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

         The Bank's primary service area is Forsyth County, Georgia, which is located in North Georgia. Forsyth County was named the nation's fastest growing county in a recent report issued by the U.S. Census Bureau. The estimated total population of Forsyth County grew from 44,083 in 1990 to 86,130 in 1998, a growth rate of 95.4%. During the same period of time, the population growth rate for all of Georgia was 18.0%. In 1997, the average estimated effective buying income per household in Forsyth County was $64,000 and the estimated unemployment rate was 2.6%. The only major city in the county is Cumming, Georgia, which may be reached via major highways including Georgia Highways 9, 20, 141, 306, 369 and 400.

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

Deposits

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Forsyth County Area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and governmental authorities. As of December 31, 1998, the Bank's deposits were allocated among certain categories as follows: 9.97% demand deposits, 23.19% NOW accounts, and 66.84% time and savings deposits.

Lending Activities

         General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to small to medium-sized businesses, professional concerns and individuals that are located in or conduct a substantial portion of their business in the Bank's market area. As of December 31, 1998, the Bank's loans were allocated as follows: 48% real estate loans, 31% commercial loans and 21% consumer loans.

         Credit Risk. There are certain risks inherent in making all loans. A principal economic risk inherent in making loans is the creditworthiness of the borrower. Other risks inherent in making loans include risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and, in the case of a collateralized loan, risks resulting from uncertainties as to the future value of the collateral. Management will maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. Certain specific risks with regard to each category of loans are described under the separate subheading for each type of loan below.

         Real Estate Loans. A primary component of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). With the exception of residential real estate loans, loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and are more likely fixed in the case of shorter term loans. The Bank generally charges an origination fee. Management will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The Bank's policy is for the loan-to-value ratio for (i) first and second mortgage loans and (ii) construction loans not to exceed 80%. In addition, the Bank may require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well-established in the Forsyth County Area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See "--Competition." The Bank may also originate loans for sale into the secondary market. The Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

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

         Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the officers' loan committee. The Bank has established officers' lending limits, and any loan in excess of this lending limit must be approved by the loan committee. The Bank will not make any loans to any director, officer or employee of the Bank unless the loan is approved by the Bank's Board of Directors, or a committee thereof, and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

         Lending Limit. Under the Financial Institutions Code, the Bank is limited in the amount it can loan to a single borrower (including the borrower's related interests) by the amount of the Bank's statutory capital base. The limit is 15% of the statutory capital base unless each loan in excess of the 15% is approved by the Bank's Board of Directors, or a committee thereof, and unless the entire amount of the loan is secured by good collateral or other ample security. In no event, however, may the aggregate amount loaned to any borrower exceed 25% of the Bank's statutory capital base, subject to certain exceptions relating to the type and adequacy of the collateral for such loan. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. The Bank does not have any internal policy restrictions concerning loans to one borrower other than the limits imposed by the Financial Institutions Code and those relating to loans to affiliates. See "--Supervision and Regulation -- The Bank -- Transactions With Affiliates and Insiders." Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Other Banking Services

         Other bank services provided by the Bank include safe deposit boxes, travelers checks, direct deposits of payroll and social security checks and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions. The Bank does not currently and does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the DBF.

Competition

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Forsyth County Area and elsewhere. As of December 31, 1998, there were 11 commercial banks, with 25 commercial bank branches and one credit union operating in Forsyth County. A number of these competitors are well-established in the Forsyth County Area. Most of these institutions have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not currently nor expect to provide. In addition, non-depository institution competitors are generally not subject to the extensive regulations applicable to the Company and the Bank. Recent federal legislation permits commercial banks to establish operations nationwide, further increasing competition from out-of-state financial institutions. Furthermore, recently enacted Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia, thus creating further opportunities for other financial institutions to compete with the Bank. As of July 1, 1998, banks may establish branch banks statewide without limitation. In addition, on-line computer banking via the Internet or otherwise may also become an increasing source of competition for community financial institutions such as the Bank. As a result of these competitive factors, the Bank may from time to time be required to pay higher rates of interest to attract deposits. Management believes that the Bank will be able to compete effectively with these institutions in the Bank's proposed markets, but no assurances can be given in this regard.

         Forsyth County is a rapidly growing market area. Currently, the Bank is the only locally owned and operated bank in Forsyth County. Management believes that this enhances the Bank's ability to maintain strong local support and to continue its growth.

Supervision and Regulation

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA"), which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

The Company

         General. Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the BHCA and the Financial Institutions Code. The activities of the Company will also be affected by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

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

         Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in securities brokerage and limited insurance activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board will impose certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "-- Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company may be able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends will be subject to regulatory restrictions as described below in "-- The Bank -- Dividends"). The Company may also be able to raise capital for contribution to the Bank by issuing securities, subject to compliance with federal and state securities laws.

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

The Bank

         General. The Bank is a state-chartered non-member bank organized under the laws of the State of Georgia and subject to examination by the DBF. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The DBF and the FDIC regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit gathering practices. The DBF and FDIC require the Bank to maintain certain capital ratios and impose limitations on the Bank's aggregate investment in real estate, bank premises, furniture and fixtures. The Bank is also required by the DBF and FDIC to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the DBF and FDIC.

         All insured institutions must undergo regular on site examinations by their appropriate banking agency. The DBF assesses the cost of examinations of insured depository institutions and any affiliates against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to:
(i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and
(v) asset quality.

         State non-member banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the DBF or the Federal Reserve Board, respectively, to be troubled institutions must give the DBF or the Federal Reserve Board, respectively, 30 days prior notice of the appointment of any senior executive officer or director. Within the 30-day period, the DBF or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment. This two-year period has expired for the Company and the Bank, and neither has been notified that it is in a troubled condition.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Insurance premiums are established on the basis of risk, where the institutions posing the highest risk of failure pay higher premiums than those posing a lower risk of failure. These rates range from zero to twenty-seven basis points. In recent years, the amount of the deposit insurance premiums have been substantially reduced. As a result of the enactment of the Federal Deposit Insurance Funds Act of 1996 on September 30, 1996, commercial banks are now required to pay part of the interest on the Financing Corporation's ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980s. As a result, commercial bank deposits are now also subject to assessment by FICO upon the approval by the FDIC Board ("FICO Assessment") of such assessment. Beginning in 1997 and until the earlier of December 31, 1999 or the date on which the last saving association ceases to exist, the assessment rate FICO imposes on a commercial bank must be at a rate equal to one-fifth the assessment rate applicable to deposits assessable by the SAIF. The Bank's FICO Assessment for 1998 was $4,608, and the Bank believes it will be at least approximately $7,000 for 1999. Increases in deposit insurance premiums will increase the Bank's cost of funds, and there can be no assurance that deposit insurance premiums will not increase in the future.

         Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets from affiliates.

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

         Branching. The Bank currently operates only from its main office. However, the Bank anticipates establishing a branch office in the Forsyth County community known as Midway. Recently, Georgia legislation greatly diminished the historical legal restrictions on establishing branch banks across county lines in Georgia. Under Georgia law as of July 1, 1998, banks may establish branch banks statewide without limitation. In addition, the Company, with prior regulatory approval, is permitted to acquire interests in and operate banks throughout the state provided such banks have been in existence for five years, and under current Georgia law any bank acquired by the Company could be merged into the Bank and its offices could then be operated as branches of the Bank. The Bank has plans currently to open one branch office in 1999 and, depending upon profitability and community needs, additional branches may be considered in the future.

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

         These capital guidelines can affect the Company in several ways. As noted, the Bank currently qualifies as "well capitalized." However, rapid growth, poor loan portfolio performance or poor earnings performance or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

         The FDIC has adopted supplements to the capital standards to address market risk in larger organizations. The federal banking regulators continue to refine the capital standards. It is uncertain what effect such modifications, when and if implemented, would have on the Company and the Bank.

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

Future Legislative Developments

         Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. Among other items under consideration are the possible combination of the BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking, and liberalization on the ability of banking organizations to underwrite or sell insurance. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

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

Employees

         The Bank had 13 full-time and no part-time employees at December 31, 1998. The Company does not have any employees other than its officers.

ITEM 2.  PROPERTIES

         The site of the Bank's principal facility is located at 501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia 30040. The Company leases its principal facility consisting of approximately 6,000 square feet under a Sublease Agreement, as amended, with NationsBank, N.A. (South), the initial term of which expires August 31, 2000. The base annual rent under the sublease was $69,525 in 1998 and will be $71,611 and $73,759 in years 1999 and 2000, respectively. During 1997, the Company completed all initial necessary building renovations and leasehold improvements, at a cost of approximately $118,000. The main office facilities include a teller line, customer service area, offices for the Bank's lenders and officers, a vault with safe deposit boxes, drive-in teller lanes, and a drive-up automated teller machine.

         In addition to the Bank's principal facility, the Company plans to construct a branch facility and lease the facility to the Bank. The site of the Bank's proposed branch facility is located at the corner of Highway 9 and Campground Road, Cumming, Georgia 30041, which is in the Forsyth County community of Midway. The Company purchased the site consisting of approximately
3.87 acres in October of 1998 for a purchase price of $607,892. While the site currently consists of only a vacant lot, the Company plans to build a branch office with facilities similar to those of the main office. The Company also anticipates the purchase of a modular unit to be used as a temporary branch office until the construction is completed.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information required by this item is set forth under the heading "Market for the Company's Common Stock and Related Shareholder Matters" on page 23 in the Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF FORSYTH BANCSHARES, INC.

         Information required by this item is set forth under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 3 through 22 in the Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

         Information required by this item is set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 25 through 49 and in the "Independent Auditor's Report" on page 24 in the Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The firm of Porter Keadle Moore, LLP acted as the Company's independent auditors for the fiscal year ended December 31, 1997. On March 17, 1998, the Company's Board of Directors retained Mauldin & Jenkins, LLC as the Company's independent public accountants and replaced the Company's former auditors, Porter Keadle Moore, LLP. There were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to the Company's financial statements for the fiscal year ended December 31, 1997 or up through the time of replacement. Prior to retaining Mauldin & Jenkins, LLC, the Company had not consulted with them regarding accounting principles. The Company changed its independent public accountants for general business and pricing reasons and to separate the functions of the Company's internal auditor and the Company's independent public accountants, which were both being performed by Porter Keadle Moore, LLP. Since March 17, 1998, Mauldin & Jenkins, LLC has acted as the Company's independent public accountants and J. M. Thomas & Associates, CPA has acted as the Company's internal auditor.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's Annual Meeting to be held on May 18, 1999, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         Information required by this item is set forth under the heading "Director Compensation" and under the heading "Executive Compensation" of the definitive proxy statement for the Company's Annual Meeting to be held on May 18, 1999, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Common Stock Ownership of Certain Beneficial Owners" of the definitive proxy statement for the Company's Annual Meeting to be held on May 18, 1999, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is set forth under the heading "Certain Transactions and Business Relationships" of the definitive proxy statement for the Company's Annual Meeting to be held on May 18, 1999, and is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

(a)(1)  Financial Statements

         The following financial statements of the Company and the independent auditor's report thereon are included in the Company's 1998 Annual Report to Shareholders and are incorporated by reference in Item 7 hereof:

Consolidated Balance Sheets as of December 31, 1998 and 1997.

Consolidated Statements of Operations for the years ended December 31, 1998 and 1997.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1998 and 1997.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997.

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997.

Notes to Consolidated Financial Statements.

(a)(2)  EXHIBITS

3.1      Articles of Incorporation.(1)

3.2      Bylaws.(1)

4.1      Specimen Stock Certificate.(1)

10.1 Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 9, 1996.(1)

10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated May 10, 1996.(1)

10.5 Employment Agreement by and between the Company and David H. Denton, dated June 28, 1996.(1)

13.1     The following sections of the 1998 Annual Report to Shareholders:
         - Market for the Company's Common Stock and Related Shareholder
           Matters.

         - Management's Discussion and Analysis of Results of Operations and Financial Condition.

         - Independent Auditor's Report.

         - Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

16.1     Letter on Change in Certifying Accountant.

21.1     Subsidiaries of the Company.

27.1     Financial Data Schedule (for SEC use only).

------------------------
(1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).

         (b) NO REPORTS ON FORM 8-K WERE FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 26, 1999.

                               Forsyth Bancshares, Inc.

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



                Signature                                    Title                             Date
                ---------                                    -----                             ----
        /s/ Catherine M. Amos                              Director                       March 26, 1999
  ------------------------------------
            Catherine M. Amos

        /s/ Jeffrey S. Bagley                     Vice Chairman of the Board              March 26, 1999
  ------------------------------------
            Jeffrey S. Bagley

        /s/ Danny M. Bennett                               Director                       March 26, 1999
  ------------------------------------
            Danny M. Bennett

       /s/ Michael P. Bennett                              Director                       March 26, 1999
  ------------------------------------
           Michael P. Bennett

         /s/ Bryan L. Bettis                               Director                       March 26, 1999
  ------------------------------------
             Bryan L. Bettis

       /s/ Talmadge W. Bolton                              Director                       March 26, 1999
  ------------------------------------
           Talmadge W. Bolton

       /s/ Thomas L. Bower III                             Director                       March 26, 1999
  ------------------------------------
           Thomas L. Bower III

     /s/ Charles R. Castleberry                            Director                       March 26, 1999
  ------------------------------------
         Charles R. Castleberry

         /s/ David H. Denton                President, Chief Executive Officer and        March 26, 1999
  ------------------------------------                     Director
             David H. Denton

          /s/ Holly R. Hunt                         Vice-President, Secretary             March 26, 1999
  ------------------------------------                    and Treasurer
              Holly R. Hunt


        /s/ Charles D. Ingram                              Director                       March 26, 1999
  ------------------------------------
            Charles D. Ingram

      /s/ Herbert A. Lang, Jr.                             Director                       March 26, 1999
  ------------------------------------
          Herbert A. Lang, Jr.

        /s/ John P. McGruder                               Director                       March 26, 1999
  ------------------------------------
            John P. McGruder

         /s/ James J. Myers                          Chairman of the Board                March 26, 1999
  ------------------------------------
             James J. Myers

          /s/ Danny L. Reid                                Director                       March 26, 1999
  ------------------------------------
              Danny L. Reid

        /s/ Charles R. Smith                               Director                       March 26, 1999
  ------------------------------------
            Charles R. Smith

       /s/ Wyatt L. Willingham                             Director                       March 26, 1999
  ------------------------------------
           Wyatt L. Willingham

          /s/ Jerry M. Wood                                Director                       March 26, 1999
  ------------------------------------
              Jerry M. Wood

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
      PURSUANT TO SECTION 15(D) OF THE SECURITIES ACT OF 1933, AS AMENDED,
        (THE "ACT") BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT

         Subsequent to the filing of this Annual Report on Form 10-KSB, the Company will distribute to its securities holders an Annual Report to Shareholders and Proxy Statement in connection with its 1999 Annual Meeting of Shareholders. The Company will furnish four copies of such materials to the Commission when such materials are sent to the shareholders.

                                 EXHIBIT INDEX


       ITEM                           DESCRIPTION
       ----                           -----------
       3.1           Articles of Incorporation.(1)

       3.2           Bylaws.(1)

       4.1           Specimen Stock Certificate.(1)

       10.1 Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 9, 1996.(1)

       10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated
                     February 16, 1996.(1)

       10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated
                     May 10, 1996.(1)

       10.5          Employment Agreement by and between the Company and David
                     H. Denton, dated June 28, 1996.(1)

       13.1          The following sections of the 1998 Annual Report to
                     Shareholders:
                     -   Market for the Company's Common Stock and Related
                         Shareholder Matters.
                     -   Management's Discussion and Analysis of Results of
                         Operations and Financial Condition.
                     -   Independent Auditor's Report.
                     -   Consolidated Financial Statements and Notes to
                         Consolidated Financial Statements

       16.1          Letter on Change in Certifying Accountant.

       21.1          Subsidiaries of the Company.

       27.1          Financial Data Schedule (for SEC use only)


----------------------------
(1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).