Form 10QSB
period 1999-03-31
FORSYTH BANCSHARES INC
filed 1999-05-14
CIK 1021479

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                EXCHANGE ACT OF 1934

           For the quarterly period ended      MARCH 31, 1999
                                          -------------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 333-10909

                            Forsyth Bancshares, Inc.
                    -----------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                           58-2231953
-------------------------------                       --------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

         501 TRI-COUNTY PLAZA, HIGHWAYS 9 AND 20, CUMMING, GEORGIA 30040
                    (Address of principal executive offices)

                                 (770) 886-9500
                           (Issuer's telephone number)

                                       N/A
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes         No
    ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1999: 800,000; no par value.

Transitional Small Business Disclosure Format (Check One)  Yes   No   X
                                                                     ---

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY





================================================================================

                                      INDEX


                                                                                                                 PAGE

PART I.           FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET - MARCH 31, 1999..................................................3

                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                         INCOME (LOSS) - THREE MONTHS ENDED MARCH 31, 1999 AND 1998...............................4

                     CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
                         MONTHS ENDED MARCH 31, 1999 AND 1998.....................................................5

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................................6

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................7


PART II.          OTHER INFORMATION

                  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................15

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................15

                  SIGNATURES.....................................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)


                                                           (Dollars in Thousands)
                                    Assets
Cash and due from banks .................................        $  1,723
Federal funds sold ......................................           4,500
Securities available-for-sale, at fair value ............          22,490
Securities held-to-maturity, fair value of $1,586 .......           1,576

Loans ...................................................          28,326
Less allowance for loan losses ..........................             364
                                                                 --------
          Loans, net ....................................          27,962
                                                                 --------

Premises and equipment ..................................             976
Other assets ............................................             871
                                                                 --------

          Total assets ..................................        $ 60,098
                                                                 ========


                     Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand ..........................        $  5,353
    Interest-bearing demand .............................          12,342
    Savings .............................................             591
    Time ................................................          33,551
                                                                 --------
          Total deposits ................................          51,837
Other liabilities .......................................             306
                                                                 --------
          Total liabilities .............................          52,143
                                                                 --------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, no par value ..........................           7,960
    Retained earnings ...................................              92
    Accumulated other comprehensive loss ................             (97)
                                                                 --------
          Total stockholders' equity ....................           7,955
                                                                 --------

          Total liabilities and stockholders' equity ....        $ 60,098
                                                                 ========

See Notes to Consolidated Financial Statements

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)







                                                                         (Dollars in Thousands,
                                                                         Except Per Share Data)

                                                                           1999           1998
                                                                         -------         ------

Interest income
    Loans                                                                $   675         $   519
    Taxable securities                                                       335             260
    Nontaxable securities                                                     12               -
    Federal funds sold                                                        69              22
                                                                         -------         -------
              Total interest income                                        1,091             801
                                                                         -------         -------

Interest expense on deposits                                                 564             392
                                                                         -------         -------

              Net interest income                                            527             409
Provision for loan losses                                                      2              51
                                                                         -------         -------
              Net interest income after provision for loan losses            525             358
                                                                         -------         -------

Other income
    Service charges on deposit accounts                                       24              18
    Other operating income                                                    10               6
                                                                         -------         -------
              Total other income                                              34              24
                                                                         -------         -------

Other expenses
    Salaries and other employee benefits                                     177             173
    Occupancy and equipment expenses                                          67              63
    Other operating expenses                                                 134              95
                                                                         -------         -------
              Total other expenses                                           378             331
                                                                         -------         -------

              Income  before income taxes                                    181              51

Income tax expense                                                            63               -
                                                                         -------         -------

              Net income                                                     118              51
                                                                         -------         -------

Other comprehensive loss, net of tax
    Unrealized losses on securities available-for-sale
      arising during period                                                 (174)            (19)
                                                                         -------         -------

              Comprehensive income (loss)                                $   (56)        $    32
                                                                         =======         =======

Basic and diluted earnings per common share                              $  0.15         $  0.06
                                                                         =======         =======

Cash dividends per share of common stock                                 $     -         $     -
                                                                          =======         =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                           (Dollars in Thousands)
                                                                            1999           1998
                                                                         ---------       --------
OPERATING ACTIVITIES
    Net income                                                           $   118         $    51
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                         29              18
        Provision for loan losses                                              2              51
        Other operating activities                                          (138)           (149)
                                                                         -------         -------

              Net cash provided by (used in) operating activities             11             (29)
                                                                         -------         -------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale and
          held-to-maturity                                                (4,349)         (2,202)
    Proceeds from maturities of securities available-for-sale
         and held-to-maturity                                              1,481               -
    Net decrease in Federal funds sold                                     3,680             510
    Net increase in loans                                                   (788)         (4,037)
    Purchase of premises and equipment                                       (62)            (41)
                                                                         -------         -------

              Net cash used in investing activities                          (38)         (5,770)
                                                                         -------         -------

FINANCING ACTIVITIES
    Net increase in deposits                                                 424           7,575
                                                                         -------         -------

              Net cash provided by financing activities                      424           7,575
                                                                         -------         -------

Net increase in cash and due from banks                                      397           1,776

Cash and due from banks at beginning of period                             1,326           1,787
                                                                         -------         -------

Cash and due from banks at end of period                                 $ 1,723         $ 3,563
                                                                         =======         =======



See Notes to Consolidated Financial Statements

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1.  BASIS OF PRESENTATION

                  The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

                  The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. Forsyth Bancshares, Inc. ("the Company") expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

                  There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary, The Citizens Bank of Forsyth County (the "Bank"), during the periods included in the accompanying consolidated financial statements.

                  SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING
                  STATEMENTS

                  Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

                  These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet; the possible effects of the Year 2000 issues on the Company.

                  Management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations have been included in the MD&A. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to, representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

LIQUIDITY AND CAPITAL RESOURCES

Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements at March 31, 1999. At March 31, 1999, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and short term liabilities) for the Bank was approximately 58% and the loan to deposit ratio was approximately 55%. As the portfolio grows, management will continue to monitor the liquidity of the Bank and the Company and make adjustments as deemed necessary. Investing the Bank's available funds in loans and other high yielding interest securities will increase the Bank's earning potential.

Requirements by banking regulators now include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. The Bank and the Company exceed the regulatory minimums on capital requirements and ratios. However, as the Company and the Bank continue to grow and the loan portfolio increases, these ratios should adjust downward. Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:




                                                                              ACTUAL
                                                                  --------------------------------
                                                                                    THE CITIZENS
                                                                       FORSYTH         BANK OF
                                                                     BANCSHARES        FORSYTH        REGULATORY
                                                                        INC.           COUNTY        REQUIREMENT
                                                                    --------------  --------------  ---------------
                         Leverage capital ratios                         13.39 %         11.28 %           4.00 %
                         Risk-based capital ratios:
                            Tier I capital                               23.19           19.68             4.00
                            Total capital                                24.24           20.75             8.00

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:




                                                       MARCH 31,         DECEMBER 31,
                                                         1999                1998                  INCREASE (DECREASE)
                                                     -------------      ---------------      --------------------------------
                                                                                                 AMOUNT           PERCENT
                                                                                             ------------      --------------
                                                                    (DOLLARS IN THOUSANDS)
                                                     ----------------------------------------------------
Cash and due from banks                              $       1,723      $         1,326      $        397          29.94 %
Federal funds sold                                           4,500                8,180            (3,680)        (44.99)
Securities                                                  24,066               21,460             2,606          12.14
Loans                                                       27,962               27,175               787           2.90
Premises and equipment                                         976                  943                33           3.50
Other assets                                                   871                  673               198          29.42
                                                     -------------      ---------------      ------------
                                                     $      60,098      $        59,757      $        341           0.57
                                                     =============      ===============      ============

Deposits                                             $      51,837      $        51,412      $        425           0.83 %
Other liabilities                                              306                  334               (28)         (8.38)
Stockholders' equity                                         7,955                8,011               (56)         (0.70)
                                                     -------------      ---------------      ------------
                                                     $      60,098      $        59,757      $        341           0.57
                                                     =============      ===============      ============

As indicated in the above table, the Company's total assets grew only slightly at a rate of .57%. Deposit growth of $425,000 and a shift from Federal funds sold funded new loans of $787,000 and an increase in securities of $2,606,000. Stockholders' equity has decreased by $56,000 due to net income of $118,000 being offset by unrealized losses on securities available-for-sale, net of tax, of $174,000. The most significant change in the securities portfolio was longer-term U.S. agencies and corporations which decreased in value, net of tax, by $121,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Following is a summary of the Company's operations for the periods indicated.

                                       THREE MONTHS ENDED
                                           MARCH 31,
                                 -------------------------------
                                   1999           1998                INCREASE (DECREASE)
                                 --------        ------             ---------------------
                                                                 AMOUNT        PERCENT
                                                                 ------        -------
                                          (DOLLARS IN THOUSANDS)
                                 ----------------------------------------------
Interest income                  $1,091        $  801            $  290         36.20 %

Interest expense                    564           392               172         43.88
                                 ------        ------            ------

Net interest income                 527           409               118         28.85

Provision for loan losses             2            51               (49)       (96.08)

Other income                         34            24                10         41.67

Other expense                       378           331                47         14.20
                                 ------        ------            ------

Pretax income                       181            51               130        254.90

Income taxes                         63             -                63             -
                                 ------        ------            ------

Net income                          118            51                67        131.37
                                 ======        ======            ======

As indicated in the above table, the Company's net interest income has increased by $118,000 during the first quarter of 1999 as compared to the same period in 1998. The Company's net interest margin decreased to 3.68% during the first quarter of 1999 as compared to 4.16% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets. The decrease in the net interest margin is due to an increase of securities and Federal funds sold as components of average interest-earning assets.

The provision for loan losses decreased by $49,000 during the first quarter of 1999 as compared to the same period in 1998. This decrease is due primarily to slower loan growth and $2,000 in net recoveries. The Company's reserve for loan losses amounted to 1.28% at March 31, 1999 as compared to 1.31% at December 31, 1998. The allowance for loan losses is maintained at a level that is considered appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1999 and 1998 is as follows:



                                                                                                       MARCH 31,
                                                                                            ---------------------------------
                                                                                                 1999              1998
                                                                                            ---------------   ---------------
                                                                                                 (DOLLARS IN THOUSANDS)
                                                                                            ---------------------------------
Nonaccrual loans                                                                                 $      27        $        -
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                              -                 -
Restructured loans                                                                                       -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                           -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                           1                 -
Interest income that was recorded on nonaccrual and restructured loans                                   -                 -


It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 1999 and 1998 is as follows:



                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          ---------------------------------
                                                                                               1999              1998
                                                                                          ---------------   ---------------
                                                                                               (DOLLARS IN THOUSANDS)
                                                                                          ---------------------------------
Average amount of loans outstanding                                                       $       27,986    $       20,845
                                                                                          ===============   ===============

Balance of allowance for loan losses at beginning of period                               $          360    $          235
                                                                                          ===============   ===============

Loans charged off
   Commercial and financial                                                               $            -    $            -
   Real estate mortgage                                                                                -                 -
   Instalment                                                                                          -                 -
                                                                                          ---------------   ---------------
                                                                                                       -                 -
                                                                                          ---------------   ---------------

Loans recovered
   Commercial and financial                                                                            -                 -
   Real estate mortgage                                                                                -                 -
   Instalment                                                                                          2                 -
                                                                                          ---------------   ---------------
                                                                                                       2                 -
                                                                                          ---------------   ---------------

Net (charge-offs) recoveries                                                                           2                 -
                                                                                          ---------------   ---------------

Additions to allowance charged to operating expense during period                                      2                51
                                                                                          ---------------   ---------------

Balance of allowance for loan losses at end of period                                     $          364    $          286
                                                                                          ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                                          -%                -%
                                                                                          ===============   ===============

Other income has increased during the first quarter of 1999 as compared to the same period in 1998 by $10,000 due to increased service charges of $6,000 and other miscellaneous fees of $4,000.

Other expenses increased during the first quarter of 1999 as compared to the same period in 1998 by $47,000 due primarily to increased other operating expenses of $39,000. The increase in other operating expenses is primarily due to increased data processing and professional fees.

The Company's provision for income taxes was $63,000 for the first quarter of 1999, or an effective tax rate of 35.04%. Because the Company had accumulated deficits as of March 31, 1998, no income tax provision was recorded during the first quarter of 1998.

THE YEAR 2000 ISSUE

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates that have been sorted as two digits rather than four (e.g., "99" for 1999). On January 1, 2000, any clock or date recording mechanism, including date sensitive software, which uses only two digits to represent the year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or perform similar tasks.

For a bank, Year 2000 problems could have a material adverse effect if interest accruals for loans and deposits are not calculated properly. A system crash could result in a disruption of business which in turn could cause the bank to lose a significant portion of its customer base, either of which could result in material adverse consequences for the Company.

At the Company, preparation for Year 2000 challenges is a top priority. The Company has chosen to address the Year 2000 problems by forming a project team consisting of select personnel. The project manager is the chief financial officer, who reports to the Executive Committee and Board. The project team has been charged with the responsibility of assessing the problem, overseeing corrective action, as well as testing the Year 2000 readiness of all equipment, software, and applications after upgrades have been made. The Bank's senior management continue to oversee the extensive Year 2000 project. The project is well underway to minimize any disruption in service to customers and to preserve customer confidence in us. The Company has committed the people and the resources we believe are necessary to prepare for the millennium change. The Company has progressed through the awareness, assessment and renovation phases and is well into the validation phase where testing is conducted and results analyzed to confirm the changes made to bring the affected system into compliance and that no problems surface as a result.

The Company has distinguished between critical and non critical systems. Mission-critical systems have priority attention. These systems are: core processing system, both hardware and software, teller processing system and items processing. Automated new accounts and loan document preparation software, A(TM) processing, local area network and personal computers have been designated as mission-necessary and have also been given appropriate attention. All personal computers and the local area network have been tested and certified by an outside firm to be Year 2000 compliant. The Company upgraded to a new core processing system and an outside service provider which was installed on January 22, 1999. The validation of mission critical systems has been substantially completed.

Since the Company relies on other outside vendors for many services such as electricity, phone service, water, gas, bond accounting, accounts payable, and other related forms, correspondence has been sent to each of these vendors requesting information regarding their Year 2000 readiness. Correspondence with vendors continues to be obtained and evaluated.

Due to the critical nature of the core processing system, the Company is in the process of developing new contingency plans to accommodate new systems recently installed and has adopted the contingency plan of the outside provider. Contingency plans are also in revision to accommodate disruption of service due to power outage, natural disasters and Year 2000 issues and are expected to be in place by June 30, 1999.

After the assessment phase, the Board of Directors approved a budget of $125,000 to address the Year 2000 issues, consisting mainly of new hardware and software systems. This budget is subject to continuous review and amendment. Management does not expect the cost of remediation to vary significantly from the present budget. As of March 31, 1999, approximately $50,750 of costs had been incurred by the Company with respect to Year 2000 issues.

It is the goal of the Company to make sure that customers are protected from any Year 2000 problems and to provide customers with accurate and timely information about the Year 2000 problem as well as its progress towards compliance. The Company has provided numerous informational brochures and letters to its customers. This will be a continued concentration throughout 1999.

Loan customers could also experience business interruptions which could affect their ability to repay debts owed to the Company resulting in adverse bank performance. Action has been taken by the Company's senior lending officer to evaluate the current commercial relationships and is continuing with the assessment of each new commercial relationship. Management and the Board of the Company realize that due to many factors, consumers may withdraw extra amounts of money which could result in a liquidity issue for the Company. The liquidity policy of the Company is being revised to accommodate this issue. This will be closely monitored throughout 1999, with extra emphasis placed during the fourth quarter.

In addition to assessing the Company's information technology system and the risks of customer credit relationships, the Company has also assessed its electronic equipment, such as building security, environmental systems and other devices which contain embedded electronic circuits. With regard to these non-information technology systems, the Company anticipates substantial, if not complete, Year 2000 compliance no later than June 30, 1999.

The Company presently believes that, with modifications to its computer systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that: (1) the modifications and conversions will remedy all deficiencies, (2) failure of any of the Company's systems will not have a material impact on operations, or (3) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.

The costs of the Year 2000 project and the date which the Company plans to complete the Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 27. Financial Data Schedule, (for SEC use only).

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES




                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FORSYTH BANCSHARES, INC.
                                      (Registrant)



DATE:    May 13, 1999          BY: /s/ David H. Denton
     -------------------           --------------------------------------------
                                   David H. Denton, President and C.E.O.
                                   (Principal Executive Officer)


DATE:    May 13, 1999          BY: /s/ Holly R. Hunt
     -------------------           --------------------------------------------
                                   Holly R. Hunt, Vice President,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)