Form 10QSB
period 1999-06-30
FORSYTH BANCSHARES INC
filed 1999-08-13
CIK 1021479

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

             For the quarterly period ended      JUNE 30, 1999
                                             ---------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from             to
                                            ----------     ----------

                        COMMISSION FILE NUMBER: 333-10909

                            Forsyth Bancshares, Inc.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                            58-2231953
-------------------------------                          --------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

        501 TRI-COUNTY PLAZA, HIGHWAYS 9 AND 20, CUMMING, GEORGIA 30040
        ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 886-9500
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
Yes [X]      No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes [ ]      No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1999: 800,000; no par value.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]      No [X]

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY




================================================================================

                                      INDEX


                                                                                   PAGE
                                                                                   ----
PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEET - JUNE 30, 1999............................3

               CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                   INCOME (LOSS) - THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                   AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998.......................4

               CONSOLIDATED STATEMENT OF CASH FLOWS - SIX
                  MONTHS ENDED JUNE 30, 1999 AND 1998................................5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................6

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............7


PART II.    OTHER INFORMATION

            ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........16-17

            ITEM 5 - OTHER INFORMATION..............................................17

            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................17

            SIGNATURES..............................................................18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)
                             (Dollars in Thousands)

                                     Assets

Cash and due from banks                                                $ 3,100
Federal funds sold                                                         680
Securities available-for-sale, at fair value                            24,102
Securities held-to-maturity, fair value of $999                          1,001

Loans                                                                   31,816
Less allowance for loan losses                                             398
                                                                       -------
       Loans, net                                                       31,418
                                                                       -------

Premises and equipment                                                     989
Other assets                                                               977
                                                                       -------

       TOTAL ASSETS                                                    $62,267
                                                                       =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing demand                                         $ 6,734
    Interest-bearing demand                                             14,384
    Savings                                                                784
    Time                                                                32,253
                                                                       -------
       TOTAL DEPOSITS                                                   54,155
Other liabilities                                                          316
                                                                       -------
       TOTAL LIABILITIES                                                54,471
                                                                       -------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, no par value                                           7,960
    Retained earnings                                                      198
    Accumulated other comprehensive loss                                  (362)
                                                                       -------
       TOTAL STOCKHOLDERS' EQUITY                                        7,796
                                                                       -------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $62,267
                                                                       =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                   AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS,
                             EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30                          JUNE 30
                                                            -------------------------       -------------------------
                                                              1999            1998            1999            1998
                                                            ---------       ---------       ---------       ---------
INTEREST INCOME
    Loans                                                   $     730       $     631       $   1,405       $   1,150
    Taxable securities                                            335             271             670             527
    Nontaxable securities                                          13              17              25              21
    Federal funds sold                                             44              21             113              43
                                                            ---------       ---------       ---------       ---------
           TOTAL INTEREST INCOME                                1,122             940           2,213           1,741
                                                            ---------       ---------       ---------       ---------

INTEREST EXPENSE ON DEPOSITS                                      540             457           1,104             849
                                                            ---------       ---------       ---------       ---------

           NET INTEREST INCOME                                    582             483           1,109             892
PROVISION FOR LOAN LOSSES                                          34              49              36             100
                                                            ---------       ---------       ---------       ---------
           NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                            548             434           1,073             792
                                                            ---------       ---------       ---------       ---------

OTHER INCOME
    Service charges on deposit accounts                            26              25              50              43
    Other operating income                                          9               7              19              13
                                                                                            ---------       ---------
           TOTAL OTHER INCOME                                      35              32              69              56
                                                            ---------       ---------       ---------       ---------

OTHER EXPENSES
    Salaries and other employee benefits                          194             171             371             344
    Occupancy and equipment expenses                               71              62             138             125
    Other operating expenses                                      153             133             287             211
                                                            ---------       ---------       ---------       ---------
           TOTAL OTHER EXPENSES                                   418             366             796             680
                                                            ---------       ---------       ---------       ---------

           INCOME BEFORE INCOME TAXES                             165             100             346             168

INCOME TAX EXPENSE                                                 60               0             123               0
                                                            ---------       ---------       ---------       ---------

           NET INCOME                                             105             100             223             168
                                                            ---------       ---------       ---------       ---------

OTHER COMPREHENSIVE LOSS, NET OF TAX
    Unrealized losses on securities available-for-sale
      arising during period                                      (265)             (4)           (438)            (22)
                                                            ---------       ---------       ---------       ---------

           COMPREHENSIVE INCOME (LOSS)                      $    (160)      $      96       $    (215)      $     146
                                                            =========       =========       =========       =========

BASIC AND DILUTED EARNINGS PER COMMON SHARE                 $    0.13       $    0.13       $    0.28       $    0.21
                                                            =========       =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC AND DILUTED)                                       $ 800,000       $ 800,000       $ 800,000       $ 800,000
                                                            =========       =========       =========       =========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                    $      --       $      --       $      --       $      --
                                                            =========       =========       =========       =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                   1999           1998
                                                                 -------       --------
OPERATING ACTIVITIES
  Net income                                                     $   223       $    168
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                     31             35
    Provision for loan losses                                         36            100
    Other operating activities                                      (950           (110)
                                                                 -------       --------

       Net cash provided by operating activities                     195            193
                                                                 -------       --------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale and
    held-to-maturity                                              (4,916)        (2,688)
  Proceeds from maturities of securities available-for-sale
    and held-to-maturity                                             609              0
  Net decrease in Federal funds sold                               7,500              0
  Net increase in loans                                           (4,279)        (7,876)
  Purchase of premises and equipment                                 (77)           (41)
                                                                 -------       --------

       Net cash used in investing activities                      (1,163)       (10,605)
                                                                 -------       --------

FINANCING ACTIVITIES
  Net increase in deposits                                         2,742          9,100
                                                                 -------       --------

       Net cash provided by financing activities                   2,742          9,100
                                                                 -------       --------

Net increase (decrease) in cash and due from banks                 1,774         (1,312)

Cash and due from banks at beginning of period                     1,326          3,797
                                                                 -------       --------

Cash and due from banks at end of period                         $ 3,100       $  2,485
                                                                 =======       ========



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

         The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. Forsyth Bancshares, Inc. ("the Company") expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

         The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described below, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

         Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements at June 30, 1999. At June 30, 1999, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and short term liabilities) for the Bank was approximately 51% and the loan to deposit ratio was approximately 59%. As the portfolio grows, management will continue to monitor the liquidity of the Bank and the Company and make adjustments as deemed necessary. Investing the Bank's available funds in loans and other high yielding interest securities will increase the Bank's earning potential.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. The Bank and the Company exceed the regulatory minimums on capital requirements and ratios. However, as the Company and the Bank continue to grow and the loan portfolio increases, these ratios should adjust downward. Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                          ACTUAL
                                                ----------------------------
                                                               THE CITIZENS
                                                  FORSYTH         BANK OF
                                                BANCSHARES        FORSYTH         REGULATORY
                                                   INC.           COUNTY          REQUIREMENT
                                                ----------      ------------      -----------

               Leverage capital ratios              12.33%          11.38%            4.00%
               Risk-based capital ratios:
                  Tier I capital                    20.40           18.96             4.00
                  Total capital                     21.48           20.07             8.00

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                    JUNE 30,       DECEMBER 31,
                                       1999            1998            INCREASE (DECREASE)
                                    --------       -----------      ------------------------
                                                                     AMOUNT         PERCENT
                                                                    -------         --------
                                              (DOLLARS IN THOUSANDS)
                                    ----------------------------------------

Cash and due from banks             $   3,100      $    1,326      $   1,774        133.79%
Federal funds sold                        680           8,180         (7,500)       (91.69)
Securities                             25,103          21,460          3,643         16.98
Loans                                  31,418          27,175          4,243         15.61
Premises and equipment                    989             943             46          4.88
Other assets                              977             673            304         45.17
                                    ---------      ----------      ---------
                                    $  62,267      $   59,757      $   2,510          4.20
                                    =========      ==========      =========

Deposits                            $  54,155      $   51,412      $   2,743          5.34%
Other liabilities                         316             334            (18)        (5.39)
Stockholders' equity                    7,796           8,011           (215)        (2.68)
                                    ---------      ----------      ---------
                                    $  62,267      $   59,757      $   2,510          4.20
                                    =========      ==========      =========

As indicated in the above table, the Company's total assets grew at a rate of 4.20%. Deposit growth of $2,743,000 and a shift from Federal funds sold funded new loans of $4,243,000 and an increase in securities of $3,643,000. Stockholders' equity has decreased by $215,000 due to net income of $223,000 being offset by an increase in unrealized losses on securities available-for-sale, net of tax, of $438,000. The most significant decline in the securities portfolio was for longer-term U.S. agencies and corporations, the fair value of which are $439,000 below amortized cost.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Following is a summary of the Company's operations for the periods indicated.

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                         1999                1998                  INCREASE (DECREASE)
                                                     --------------     ----------------     --------------------------------
                                                           (DOLLARS IN THOUSANDS)                AMOUNT           PERCENT
                                                     -----------------------------------     --------------    --------------

Interest income                                      $       1,122      $           940      $         182         19.36%
Interest expense                                               540                  457                 83         18.16
                                                     -------------      ---------------      -------------
Net interest income                                            582                  483                 99         20.49
Provision for loan losses                                       34                   49                (15)       (30.61)
Other income                                                    35                   32                  3          9.38
Other expense                                                  418                  366                 52         14.21
                                                     -------------      ---------------      -------------
Pretax income                                                  165                  100                 65         65.00
Income taxes                                                    60                    -                 60             -
                                                     -------------      ---------------      -------------
Net income                                           $         105      $           100      $           5          5.00
                                                     =============      ===============      =============

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                         1999                1998                  INCREASE (DECREASE)
                                                     --------------     ----------------     --------------------------------
                                                           (DOLLARS IN THOUSANDS)                AMOUNT           PERCENT
                                                     -----------------------------------     --------------    --------------

Interest income                                      $       2,213      $         1,741      $         472         27.11%
Interest expense                                             1,104                  849                255         30.04
                                                     -------------      ---------------      -------------
Net interest income                                          1,109                  892                217         24.33
Provision for loan losses                                       36                  100                (64)       (64.00)
Other income                                                    69                   56                 13         23.21
Other expense                                                  796                  680                116         17.06
                                                     -------------      ---------------      -------------
Pretax income                                                  346                  168                178        105.95
Income taxes                                                   123                    -                123             -
                                                     -------------                           -------------
Net income                                           $         223      $           168      $          55         32.74
                                                     =============      ===============      =============

As indicated in the above table, the Company's net interest income has increased by $99,000 and $217,000 for the second quarter and first six months of 1999, respectively, over prior periods. The Company's net interest margin decreased to 3.87% during the first six months of 1999 as compared to 4.16% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets. The decrease in the net interest margin is due to an increase in securities and Federal funds sold as components of average interest-earning assets.

The provision for loan losses was $34,000 and $36,000 for the second quarter and first six months in 1999 as compared to $49,000 and $100,000 for the same periods in 1998. This decrease is due primarily to slower loan growth and $2,000 in net recoveries. The Company's allowance for loan losses amounted to 1.25% at June 30, 1999 as compared to 1.31% at December 31, 1998. The allowance for loan losses is maintained at a level that is considered appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 1999 and 1998 is as follows:

                                                                                                        JUNE 30,
                                                                                            ---------------------------------
                                                                                                 1999              1998
                                                                                            ---------------   ---------------
                                                                                                 (DOLLARS IN THOUSANDS)
                                                                                            ---------------------------------

Nonaccrual loans                                                                            $           27    $            -
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                              4                 -
Restructured loans                                                                                       -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                           -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                           1                 -
Interest income that was recorded on nonaccrual and restructured loans                                   -                 -


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

Information regarding certain loans and allowance for loan loss data through June 30, 1999 and 1998 is as follows:

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          ---------------------------------
                                                                                               1999              1998
                                                                                          ---------------   ---------------
                                                                                               (DOLLARS IN THOUSANDS)
                                                                                          ---------------------------------

Average amount of loans outstanding                                                       $        28,612   $        20,845
                                                                                          ===============   ===============

Balance of allowance for loan losses at beginning of period                               $           360   $           235

Loans charged off
   Commercial and financial                                                               $             -   $             -
   Real estate mortgage                                                                                 -                 -
   Instalment                                                                                           -                 4
                                                                                          ---------------   ---------------
                                                                                                        -                 4
                                                                                          ---------------   ---------------

Loans recovered
   Commercial and financial                                                                             -                 -
   Real estate mortgage                                                                                 -                 -
   Instalment                                                                                           2                 -
                                                                                          ---------------   ---------------
                                                                                                        2                 -
                                                                                          ---------------   ---------------

Net charge-offs (recoveries)                                                                           (2)                4
                                                                                          ---------------   ---------------

Additions to allowance charged to operating expense during period                                      36               100
                                                                                          ---------------   ---------------

Balance of allowance for loan losses at end of period                                     $           398   $           331
                                                                                          ===============   ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                                        (0.01)%            0.02%
                                                                                          ===============   ===============

Other income has increased during the second quarter and first six months of 1999 as compared to the same periods in 1998 by $3,000 and $13,000, respectively, due to increased service charges and other miscellaneous fees.

Other expenses increased during the second quarter and first six months of 1999 as compared to the same periods in 1998 by $52,000 and $116,000, respectively, due primarily to increased other operating expenses and increased salaries and benefits. The increase in other operating expenses is primarily due to increased data processing and professional fees.

The Company's provision for income taxes was $60,000 and $123,000, respectively, for the second quarter and first six months of 1999, or an effective tax rate of 36%. Because the Company had accumulated deficits as of June 30, 1998, no income tax provision was recorded during the first six months of 1998.

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

At the Company, preparation for Year 2000 challenges is a top priority. The Company has chosen to address the Year 2000 problems by forming a project team consisting of select personnel. The project manager is the chief financial officer, who reports to the Executive Committee and Board. The project team has been charged with the responsibility of assessing the problem and overseeing corrective action, as well as testing the Year 2000 readiness of all equipment, software, and applications after upgrades have been made. The Bank's senior management continue to oversee the extensive Year 2000 project with the intent to minimize any disruption in service to customers and to preserve customer confidence in us. The Company has committed the people and the resources we believe are necessary to prepare for the millennium change. The Company has progressed through the awareness, assessment and renovation phases and has substantially completed the validation phase where testing is conducted and results analyzed to confirm the changes made to bring the affected system into compliance and that no problems surface as a result.

The Company has distinguished between critical and non critical systems. Mission-critical systems have priority attention. These systems are: core processing system, both hardware and software, teller processing system and items processing. Automated new accounts and loan document preparation software, ATM processing, local area network and personal computers have been designated as mission-necessary and have also been given appropriate attention. All personal computers and the local area network have been tested and certified by an outside firm to be Year 2000 compliant. The Company upgraded to a new core processing system and an outside service provider which was installed on January 22, 1999. The validation of all mission critical systems has been completed as of June 30, 1999.

Since the Company relies on other outside vendors for many services such as electricity, phone service, water, gas, bond accounting, accounts payable, and other related forms, correspondence has been sent to each of these vendors requesting information regarding their Year 2000 readiness. Correspondence with vendors continues to be obtained and evaluated.

Due to the critical nature of the core processing system, the Company has established a Business Resumption Contingency Plan to accommodate the new systems recently installed and has adopted the contingency plan of the outside provider, the InterCept Group. The Company's contingency plans were substantially complete at June 30, 1999 and accommodate disruption of service due to power outage, system failure, and other Year 2000 issues.

After the assessment phase, the Board of Directors approved a budget of $125,000 to address the Year 2000 issues, consisting mainly of new hardware and software systems. This budget is subject to continuous review and amendment. Management does not expect the cost of remediation to vary significantly from the present budget. As of June 30, 1999, approximately $76,650 of costs had been incurred by the Company with respect to Year 2000 issues.

It is the goal of the Company to make sure that customers are protected from any Year 2000 problems and to provide customers with accurate and timely information about the Year 2000 problem as well as its progress towards compliance. The Company has provided numerous informational brochures and letters to its customers. This will be a continued concentration throughout 1999.

Loan customers could also experience business interruptions which could affect their ability to repay debts owed to the Company resulting in adverse bank performance. Action has been taken by the Company's senior lending officer to evaluate the current commercial relationships and is continuing with the assessment of each new commercial relationship. Management and the Board of the Company realize that due to many factors, consumers may withdraw extra amounts of money which could result in a liquidity issue for the Company. The Company has provided for additional liquidity sources for Year 2000 and the liquidity policy of the Company continues to be reviewed to accommodate this issue. This will be closely monitored throughout the second half of 1999, with extra emphasis placed during the fourth quarter.

In addition to assessing the Company's information technology system and the risks of customer credit relationships, the Company has also assessed its electronic equipment, such as building security, environmental systems and other devices which contain embedded electronic circuits. With regard to these non-information technology systems, the Company believes that it is substantially compliant as of June 30, 1999.

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

         (a)       The Annual Meeting of Shareholders was held on May 18, 1999.

         (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

                  Catherine M. Amos
                  Jeffrey S. Bagley
                  Danny M. Bennett
                  Michael P. Bennett
                  Bryan L. Bettis
                  Talmadge W. Bolton
                  Thomas L. Bower, III
                  Charles R. Castleberry
                  David H. Denton
                  Charles D. Ingram
                  Herbert A. Lang, Jr.
                  John P. McGruder
                  James J. Myers
                  Danny L. Reid
                  Charles R. Smith
                  Wyatt L. Willingham
                  Jerry M. Wood

         (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

               1. Proposal to elect the 17 individuals nominated by
                  management as Directors. The shares represented at the meeting (456,090 or 57.01%) voted as follows:

                Director                      For           Against     Abstain
                --------                      ---           -------     -------

                Catherine M. Amos            455,890          200          0
                Jeffrey S. Bagley            455,890          200          0
                Danny M. Bennett             455,890          200          0
                Michael P. Bennett           455,890          200          0
                Bryan L. Bettis              455,890          200          0
                Talmadge W. Bolton           455,890          200          0
                Thomas L. Bower, III         455,890          200          0
                Charles R. Castleberry       455,890          200          0

                           PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED).


                Director                     For         Against       Abstain
                --------                     ---         -------       -------

                David H. Denton            455,890          200           0
                Charles D. Ingram          455,890          200           0
                Herbert A. Lang, Jr.       455,890          200           0
                John P. McGruder           455,890          200           0
                James J. Myers             455,890          200           0
                Danny L. Reid              455,890          200           0
                Charles R. Smith           455,890          200           0
                Wyatt L. Willingham        455,890          200           0
                Jerry M. Wood              455,890          200           0


ITEM 5.  OTHER INFORMATION

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


                                                     FORSYTH BANCSHARES, INC.
                                                             (Registrant)



DATE:  August 12, 1999           BY:  /s/ David H. Denton
       ---------------                -----------------------------------------
                                      David H. Denton, President and C.E.O.
                                      (Principal Executive Officer)


DATE:  August 12, 1999           BY:  /s/ Holly R. Hunt
       ---------------                -----------------------------------------
                                      Holly R. Hunt, Vice President, Secretary
                                      and Treasurer (Principal Financial and
                                      Accounting Officer)