Form 10QSB
period 1999-09-30
FORSYTH BANCSHARES INC
filed 1999-11-15
CIK 1021479

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended      SEPTEMBER 30, 1999
                                      ----------------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 333-10909

                            Forsyth Bancshares, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Georgia                                         58-2231953
-------------------------------                       ------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of November 1, 1999:     800,000; no par value.

Transitional Small Business Disclosure Format (Check One)  Yes [  ]  No  [  X ]

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

      ------------------------------------------------------------------

                                      INDEX

                                                                                                                        PAGE
                                                                                                                        ----
PART I.           FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 1999......................................................3

                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                         INCOME (LOSS) - THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                         AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998................................................4

                     CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
                       MONTHS ENDED SEPTEMBER 30, 1999 AND 1998...........................................................5

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................6

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................7


PART II.          OTHER INFORMATION

                  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................16

                  ITEM 5 - OTHER INFORMATION.............................................................................16

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................................16

                  SIGNATURES.............................................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                  ASSETS

Cash and due from banks                                                    $ 1,127
Federal funds sold                                                           1,450
Securities available-for-sale, at fair value                                21,497
Securities held-to-maturity, fair value of $940                                944

Loans                                                                       35,908
Less allowance for loan losses                                                 451
                                                                           -------
          Loans, net                                                        35,457
                                                                           -------

Premises and equipment                                                         967
Other assets                                                                 1,113
                                                                           -------

          Total assets                                                     $62,555
                                                                           =======


                   Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                                             $ 6,462
    Interest-bearing demand                                                 13,701
    Savings                                                                    891
    Time                                                                    33,371
                                                                           -------
          Total deposits                                                    54,425
Other liabilities                                                              377
                                                                           -------
          Total liabilities                                                 54,802
                                                                           -------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, no par value                                               7,960
    Retained earnings                                                          280
    Accumulated other comprehensive loss                                      (487)
                                                                           -------
          Total stockholders' equity                                         7,753
                                                                           -------

          Total liabilities and stockholders' equity                       $62,555
                                                                           =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS,
                             EXCEPT PER SHARE DATA)

                                                        Three Months Ended        Nine Months Ended
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                       ----------------------   -----------------------
                                                         1999         1998        1999           1998
                                                       --------     --------     --------     --------
Interest income
    Loans                                              $    836     $    705     $  2,241     $  1,855
    Taxable securities                                      319          305          989          848
    Nontaxable securities                                    20           --           45           --
    Federal funds sold                                        9           25          122           68
                                                       --------     --------     --------     --------
              Total interest income                       1,184        1,035        3,397        2,771
                                                       --------     --------     --------     --------

Interest expense on deposits                                526          516        1,630        1,366
                                                       --------     --------     --------     --------

              Net interest income                           658          519        1,767        1,405
Provision for loan losses                                    94           25          130          125
                                                       --------     --------     --------     --------
              Net interest income after
                 provision for loan losses                  564          494        1,637        1,280
                                                       --------     --------     --------     --------

Other income
    Service charges on deposit accounts                      25           18           75           55
    Gain on sales of securities available-for-sale            7           --            7           --
    Other operating income                                    3           10           22           29
                                                       --------     --------     --------     --------
              Total other income                             35           28          104           84
                                                       --------     --------     --------     --------

Other expenses
    Salaries and other employee benefits                    207          170          578          513
    Occupancy and equipment expenses                         73           65          211          190
    Other operating expenses                                176          115          463          321
                                                       --------     --------     --------     --------
              Total other expenses                          456          350        1,252        1,024
                                                       --------     --------     --------     --------

              Income  before income taxes                   143          172          489          340

Income tax expense                                           61           --          184           --
                                                       --------     --------     --------     --------

              Net income                                     82          172          305          340
                                                       --------     --------     --------     --------

Other comprehensive income (loss), net of tax
    Unrealized gains (losses) on securities
      available-for-sale arising during period             (125)         169         (563)         147
                                                       --------     --------     --------     --------

              Comprehensive income (loss)              $    (43)     $   341     $   (258)    $    487
                                                       ========      =======     ========     ========

Basic and diluted earnings per common share            $   0.10      $  0.22     $   0.38     $   0.43
                                                       ========      =======     ========     ========

Weighted average shares outstanding
  (basic and diluted)                                   800,000      800,000      800,000      800,000
                                                       ========      =======     ========     ========

Cash dividends per share of common stock               $     --      $    --     $     --     $     --
                                                       ========      =======     ========     ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        1999           1998
                                                                       ------          -------
OPERATING ACTIVITIES
    Net income                                                         $  305          $   340
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                      95               35
        Provision for loan losses                                         130              121
        Gain on sales of securities available-for-sale                     (7)              --
        Other operating activities                                       (107)            (343)
                                                                       ------          -------

              Net cash provided by operating activities                   416              153
                                                                       ------          -------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale and
         held-to-maturity                                              (5,416)          (4,595)
    Proceeds from maturities of securities available-for-sale
         and held-to-maturity                                           1,340               --
    Proceeds from sales of securities available-for-sale                2,250               --
    Net decrease in Federal funds sold                                  6,730               --
    Net increase in loans                                              (8,412)          (9,963)
    Purchase of premises and equipment                                   (119)             (41)
                                                                       ------          -------

              Net cash used in investing activities                    (3,627)         (14,599)
                                                                       ------          -------

FINANCING ACTIVITIES
    Net increase in deposits                                            3,012           14,999
                                                                       ------          -------

              Net cash provided by financing activities                 3,012           14,999
                                                                       ------          -------

Net increase (decrease) in cash and due from banks                       (199)            (553)

Cash and due from banks at beginning of period                          1,326            3,797
                                                                       ------          -------

Cash and due from banks at end of period                               $1,127          $ 4,350
                                                                       ======          =======



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

         The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

LIQUIDITY AND CAPITAL RESOURCES

Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements at September 30, 1999. At September 30, 1999, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and short term liabilities) for the Bank was approximately 46% and the loan to deposit ratio was approximately 66%. As the portfolio grows, management will continue to monitor the liquidity of the Bank and the Company and make adjustments as deemed necessary. Investing the Bank's available funds in loans and other high yielding interest securities will increase the Bank's earning potential.

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


                                                                               ACTUAL
                                                                    -----------------------------
                                                                                    THE CITIZENS
                                                                       FORSYTH         BANK OF
                                                                     BANCSHARES        FORSYTH        REGULATORY
                                                                        INC.           COUNTY        REQUIREMENT
                                                                    --------------  -------------  ---------------
                         Leverage capital ratios                         13.46%          11.47%            4.00%
                         Risk-based capital ratios:
                            Tier I capital                               20.35           17.44             4.00
                            Total capital                                21.46           18.57             8.00


FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1999          1998             INCREASE (DECREASE)
                                                --------------  -------------   ---------------------------
                                                                                  AMOUNT           PERCENT
                                                                                ---------         ----------
                                                            (DOLLARS IN THOUSANDS)
                                                ------------------------------------------
Cash and due from banks                         $     1,127     $     1,326     $     (199)        (15.01)%
Federal funds sold                                    1,450           8,180         (6,730)        (82.27)
Securities                                           22,441          21,460            981           4.57
Loans                                                35,457          27,175          8,282          30.48
Premises and equipment                                  967             943             24           2.55
Other assets                                          1,113             673            440          65.38
                                                -----------     -----------     ----------
                                                $    62,555     $    59,757     $    2,798           4.68
                                                ===========     ===========     ==========

Deposits                                        $    54,425     $    51,412     $    3,013           5.86%
Other liabilities                                       377             334             43          12.87
Stockholders' equity                                  7,753           8,011           (258)         (3.22)
                                                -----------     -----------     ----------
                                                $    62,555     $    59,757     $    2,798           4.68
                                                ===========     ===========     ==========

As indicated in the above table, the Company's total assets grew at a rate of 4.68%. Deposit growth of $3,013,000 and a shift from Federal funds sold funded new loans of $8,282,000 and an increase in securities of $981,000. Stockholders' equity has decreased by $258,000 due to net income of $305,000 being offset by an increase in unrealized losses on securities available-for-sale, net of tax, of $563,000. The most significant decline in the securities portfolio was for longer-term U.S. agencies and corporations, the fair value of which are $463,000 below amortized cost.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Following is a summary of the Company's operations for the periods indicated.


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         1999            1998          INCREASE (DECREASE)
                                                     ------------     -----------     -----------------------
                                                         (DOLLARS IN THOUSANDS)         AMOUNT      PERCENT
                                                     ----------------------------     ---------    ----------
Interest income                                      $     1,184      $     1,035      $    149         14.40%
Interest expense                                             526              516            10          1.94
                                                     -----------      -----------     ---------
Net interest income                                          658              519           139         26.78
Provision for loan losses                                     94               25            69        276.00
Other income                                                  35               28             7         25.00
Other expense                                                456              350           106         30.29
                                                     -----------      -----------     ---------
Pretax income                                                143              172           (29)       (16.86)
Income taxes                                                  61               --            61            --
                                                     -----------      -----------     ---------
Net income                                           $        82      $       172     $     (90)       (52.33)
                                                     ===========      ===========     =========


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         1999            1998          INCREASE (DECREASE)
                                                     -----------     -----------    -----------------------
                                                        (DOLLARS IN THOUSANDS)       AMOUNT        PERCENT
                                                     -----------  --------------    ---------    ----------
Interest income                                      $    3,397      $     2,771    $    626         22.59%
Interest expense                                          1,630            1,366         264         19.33
                                                     ----------      -----------    --------
Net interest income                                       1,767            1,405         362         25.77
Provision for loan losses                                   130              125           5          4.00
Other income                                                104               84          20         23.81
Other expense                                             1,252            1,024         228         22.27
                                                     ----------      -----------    --------
Pretax income                                               489              340         149         43.82
Income taxes                                                184                -         184            --
                                                     ----------      -----------    --------
Net income                                           $      305      $       340    $    (35)       (10.29)
                                                     ==========      ===========    ========

As indicated in the above table, the Company's net interest income has increased by $139,000 and $362,000 for the third quarter and first nine months of 1999, respectively, over prior periods. The Company's net interest margin decreased to 3.99% during the first nine months of 1999 as compared to 4.16% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets. The decrease in the net interest margin is due to an increase in securities and Federal funds sold as components of average interest-earning assets and a decrease in the yield on average interest-earning assets to 7.66% during the first nine months of 1999 as compared to 8.23% for the previous year.

The provision for loan losses was $94,000 and $130,000 for the third quarter and first nine months in 1999, respectively, as compared to $25,000 and $125,000 for the same periods in 1998. This increase is due primarily to loan growth and $39,000 in net charge-offs in 1999 as compared to $4,000 in 1998. The Company's allowance for loan losses amounted to 1.26% at September 30, 1999 as compared to 1.31% at December 31, 1998. The allowance for loan losses is maintained at a level that is considered appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 1999 and 1998 is as follows:


                                                                                    SEPTEMBER 30,
                                                                             -----------------------------
                                                                                1999              1998
                                                                             -------------   -------------
                                                                                (DOLLARS IN THOUSANDS)
                                                                             -----------------------------
Nonaccrual loans                                                             $         26    $         --
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                             2               2
Restructured loans                                                                     --              --
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                         --              --
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                          2              --
Interest income that was recorded on nonaccrual and restructured loans                 --              --


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

Information regarding certain loans and allowance for loan loss data through September 30, 1999 and 1998 is as follows:

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           -------------------------
                                                                            1999               1998
                                                                           -------           -------
                                                                            (DOLLARS IN THOUSANDS)
                                                                           -------------------------
Average amount of loans outstanding                                        $31,171           $19,425
                                                                           =======           =======

Balance of allowance for loan losses at beginning of period                $   360           $   235
                                                                           -------           -------

Loans charged off
   Commercial and financial                                                $    40           $    --
   Real estate mortgage                                                         --                --
   Instalment                                                                    1                 4
                                                                           -------           -------
                                                                                41                 4
                                                                           -------           -------

Loans recovered
   Commercial and financial                                                     --                --
   Real estate mortgage                                                         --                --
   Instalment                                                                    2                --
                                                                           -------           -------
                                                                                 2                --
                                                                           -------           -------

Net charge-offs (recoveries)                                                    39                 4
                                                                           -------           -------

Additions to allowance charged to operating expense during period              130               125
                                                                           -------           -------

Balance of allowance for loan losses at end of period                      $   451           $   356
                                                                           =======           =======

Ratio of net loans charged off during the period to
   average loans outstanding                                                  0.13%             0.02%
                                                                           =======           =======

Other income has increased during the third quarter and first nine months of 1999 as compared to the same periods in 1998 by $7,000 and $20,000, respectively, due to increased service charges and other miscellaneous fees.

Other expenses increased during the third quarter and first nine months of 1999 as compared to the same periods in 1998 by $106,000 and $228,000, respectively, due primarily to increased other operating expenses and increased salaries and benefits. The increase in other operating expenses is primarily due to increased data processing and professional fees.

The Company's provision for income taxes was $61,000 and $184,000, respectively, for the third quarter and first nine months of 1999, or an effective tax rate of 37%. Because the Company had accumulated deficits as of September 30, 1998, no income tax provision was recorded during the first nine months of 1998.

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

At the Company, preparation for Year 2000 challenges is a top priority. The Company has chosen to address the Year 2000 problems by forming a project team consisting of select personnel. The project manager is the chief financial officer, who reports to the Executive Committee and Board. The project team has been charged with the responsibility of assessing the problem and overseeing corrective action, as well as testing the Year 2000 readiness of all equipment, software, and applications after upgrades have been made. The Bank's senior management continue to oversee the extensive Year 2000 project with the intent to minimize any disruption in service to customers and to preserve customer confidence in us. The Company has committed the people and the resources we believe are necessary to prepare for the millennium change. The Company has progressed through the awareness, assessment, renovation, and validation phases.

The Company has distinguished between critical and non critical systems. Mission-critical systems have priority attention. These systems are: core processing system, both hardware and software, teller processing system and items processing. Automated new accounts and loan document preparation software, ATM processing, local area network and personal computers have been designated as mission-necessary and have also been given appropriate attention. All personal computers and the local area network have been tested and certified by an outside firm to be Year 2000 compliant. The Company upgraded to a new core processing system and an outside service provider which was installed on January 22, 1999. The validation of all mission critical systems was completed as of June 30, 1999.

Since the Company relies on other outside vendors for many services such as electricity, phone service, water, gas, bond accounting, accounts payable, and other related forms, correspondence has been sent to each of these vendors requesting information regarding their Year 2000 readiness. Correspondence with vendors continues to be obtained and evaluated.

Due to the critical nature of the core processing system, the Company has established a Business Resumption Contingency Plan to accommodate the new systems recently installed and has adopted the contingency plan of the outside provider, the InterCept Group. The Company's contingency plans were substantially complete at September 30, 1999 and accommodate disruption of service due to power outage, system failure, and other Year 2000 issues. Written policies and procedures have been established and reviewed for adequacy by a third party consultant.

After the assessment phase, the Board of Directors approved a budget of $125,000 to address the Year 2000 issues, consisting mainly of new hardware and software systems. This budget is subject to continuous review and amendment. Management does not expect the cost of remediation to vary significantly from the present budget. As of September 30, 1999, approximately $79,000 of costs had been incurred by the Company with respect to Year 2000 issues.

It is the goal of the Company to make sure that customers are protected from any Year 2000 problems and to provide customers with accurate and timely information about the Year 2000 problem as well as its progress towards compliance. The Company has provided numerous informational brochures and letters to its customers. This will be a continued concentration throughout 1999.

Loan customers could also experience business interruptions which could affect their ability to repay debts owed to the Company resulting in adverse bank performance. Action has been taken by the Company's senior lending officer to evaluate the current commercial relationships and is continuing with the assessment of each new commercial relationship. Management and the Board of the Company realize that due to many factors, consumers may withdraw extra amounts of money which could result in a liquidity issue for the Company. The Company has provided for additional liquidity sources for Year 2000 and the liquidity policy of the Company continues to be reviewed to accommodate this issue. This will be closely monitored throughout the remainder of 1999, with extra emphasis placed during the month of December.

In addition to assessing the Company's information technology system and the risks of customer credit relationships, the Company has also assessed its electronic equipment, such as building security, environmental systems and other devices which contain embedded electronic circuits. With regard to these non-information technology systems, the Company believes that it is substantially compliant as of September 30, 1999.

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

                          None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 27. Financial Data Schedule, (for SEC use only).

         (b)     Reports on Form 8-K.

                 A report on Form 8-K was filed on August 27, 1999 in which the Company announced the resignation of David
                 H. Denton as President and Chief Executive Officer of the Company with Executive Vice President Jimmy S. Fagan assuming the roles on an interim basis.

                 On October 6, 1999, Timothy M. Perry was named permanent President and Chief Executive Officer of the Company.

                                   SIGNATURES




                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FORSYTH BANCSHARES, INC.
                                    (Registrant)



DATE:  November 12, 1999            BY:  /s/ Timothy M. Perry
                                         ------------------------------------------------------
                                         Timothy M. Perry, President and C.E.O.
                                         (Principal Executive Officer)


DATE:  November 12, 1999            BY:  /s/ Holly R. Hunt
                                         ------------------------------------------------------
                                         Holly R. Hunt, Vice President, Secretary and Treasurer
                                         (Principal Financial and Accounting Officer)