Form 10KSB
period 1999-12-31
FORSYTH BANCSHARES INC
filed 2000-03-29
CIK 1021479

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            __________________________

                                   FORM 10-KSB
                            __________________________

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                       Commission file number:  333-10909

                            FORSYTH BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  Georgia                                  58-2231953
        (Name of Small Business                         (I.R.S. Employer
         Issuer in its Charter)                         Identification No.)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  the  issuer's revenues for its most recent fiscal year:  $4,795,072.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 15, 2000, the aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant based solely on the initial public offering price, was approximately $8,000,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2000, there were 800,000 shares of the Registrant's common stock outstanding.

     Documents  Incorporated  by  Reference:
     - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I and II.
     - Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2000 are incorporated by reference into Part III.
================================================================================

                            SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

     Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in the Annual Report are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the" Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Forsyth Bancshares, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate,""continue," "intend" or other similar words and expressions of the future. The Company's actual results may differ significantly from the results discussed in these forward-looking statements.

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

GENERAL

     The Company is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and with the Department of Banking and Finance of the State of Georgia (the "DBF") under the Georgia Financial Institutions Code (the "Financial Institutions Code"). The Company had total consolidated assets of $66.2 million, total deposits of $58.0 million and total stockholders equity of $7.7 million at December 31, 1999. Through its wholly-owned subsidiary, The Citizens Bank of Forsyth County (the "Bank"), the Company operates a commercial banking business in Forsyth County, Georgia.

     The Bank is community oriented and focuses primarily on offering real estate, commercial and consumer loans and various deposit and other services to individuals, small to medium sized businesses and professionals primarily in Cumming, Georgia and the surrounding area, including Forsyth County (the
"Forsyth County Area"). The Bank is the only locally owned and managed commercial bank operating in the Forsyth County Area. The Company's management team is comprised of several banking professionals with many years of experience in Georgia with this and other banking organizations. The Bank competes against the larger regional and super-regional banks operating in its market by emphasizing the stability and accessibility of its management, management's long-term familiarity with the market, immediate local decision making and the pride of local ownership.

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

     The organizers of the Company and the Bank (the "Organizers") chose a holding company structure under which the Company acquired all of the capital stock of the Bank because, in the judgment of management, the holding company structure provides flexibility that would not otherwise be available. The holding company structure can assist the Bank in maintaining its required capital ratios because, subject to compliance with Federal Reserve Board debt guidelines, the Company may borrow money and contribute the proceeds to the Bank as primary capital. Moreover, a holding company may engage in certain non-banking activities that the Federal Reserve Board has deemed to be closely related to banking. See "-- Supervision and Regulation." Although the Company has no present intention of engaging in any of these activities, if circumstances should lead the Company's management to believe that there is a need for these services in the Bank's market area and that such activities could be profitably conducted, management of the Company would have the flexibility of commencing these activities upon filing a notice or application with the Federal Reserve. In addition, in 1999 Congress enacted major changes in the regulation of financial services activities, which in the future could allow the Company to provide non-banking financial services. See "--The Company--The Gramm-Leach-Bliley Act of 1999."

MARKETING  FOCUS

     Most of the banks in the Forsyth County Area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Georgia than the Forsyth County Area, management believes that there is a void in the community banking market in the Forsyth County Area and that the Bank can continue to successfully fill this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals.

     The Bank's current plan is to advertise aggressively, using a wide range of media to target market segments and emphasize the Company's local ownership, community bank nature and ability to provide more personalized service than its competition. Management, as long-time residents and business people in the Forsyth County Area, has determined the credit needs of the area through personal experience and communications with their business colleagues. Management believes that the area will continue to react favorably to the Bank's emphasis on service to small businesses, professional concerns and individuals. However, no assurances in this respect can be given.

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

     The Bank's primary service area is Forsyth County, Georgia, which is located in North Georgia. Forsyth County was named Georgia's fastest growing, and the nation's second fastest growing, county in a recent report issued by the U.S. Census Bureau. The estimated total population of Forsyth County grew from 44,083 in 1990 to 94,588 in 1999, a growth rate of 114.5%. In 1999, the average estimated effective buying income per household in Forsyth County was $77,303 and the estimated unemployment rate was less than 2%. The only major city in the county is Cumming, Georgia, which may be reached via major highways including Georgia Highways 9, 20, 141, 306, 369 and 400.

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

DEPOSITS

     The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Forsyth County Area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and governmental authorities. As of December 31, 1999, the Bank's deposits were allocated among certain categories as follows: 10.64% demand deposits, 11.46% NOW accounts, 77.9% time and savings deposits.

LENDING  ACTIVITIES

     General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to small to medium-sized businesses, professional concerns and individuals that are located in or conduct a substantial portion of their business in the Bank's market area. As of December 31, 1999, the Bank's loans were allocated as follows: 61% real estate loans, 20% commercial and 19% consumer and other loans.

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

     Real Estate Loans. A primary component of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). With the exception of residential real estate loans, loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and are more likely fixed in the case of shorter term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The Bank's policy is for the loan-to-value ratio for (i) first and second mortgage loans and (ii) construction loans not to exceed 80%. In addition, the Bank may require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors that are well-established in the Forsyth County Area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See "--Competition." The Bank may also originate loans for sale into the secondary market. The Bank intends to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

     Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchases of equipment and machinery. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Forsyth County Area. The well-established banks in the Forsyth County Area will make proportionately more loans to medium to large-sized businesses than the Bank. Many of the Bank's current and future commercial loans are and will likely be made to small to medium-sized businesses which may be less able to withstand competitive, economic and financial conditions than larger borrowers.

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

     Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the officer's loan committee. The Bank has established officer lending limits, and any loan in excess of this lending limit must be approved by the loan committee. The Bank will not make any loans to any director, officer or employee of the Bank unless the loan is approved by the Bank's Board of Directors, or a committee thereof, and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

     Lending Limit. Under the Financial Institutions Code, the Bank is limited in the amount it can loan to a single borrower (including the borrower's related interests) by the amount of the Bank's statutory capital base. The limit is 15% of the statutory capital base unless each loan in excess of the 15% is approved by the Bank's Board of Directors, or a committee thereof, and unless the entire amount of the loan is secured by good collateral or other ample security. In no event, however, may the aggregate amount loaned to any borrower exceed 25% of the Bank's statutory capital base, subject to certain exceptions relating to the type and adequacy of the collateral for such loan. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. The Bank does not have any internal policy restrictions concerning loans to one borrower other than the limits imposed by the Financial Institutions Code and those relating to loans to affiliates. See "--Supervision and Regulation--The Bank--Transactions With Affiliates and Insiders." Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all the lending needs of loan customers requiring aggregate extensions of credit above these limits.

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

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Forsyth County Area and elsewhere. As of December 31, 1999, there were 13 commercial banks, with 30 commercial bank branches and one credit union operating in Forsyth County. A number of these competitors are well-established in the Forsyth County Area. Most of these institutions have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not currently nor expect to provide. In addition, non-depository institution competitors are generally not subject to the extensive regulations applicable to the Company and the Bank. Recent federal legislation permits commercial banks to establish operations nationwide, further increasing competition from out-of-state financial institutions. Furthermore, recently enacted Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia, thus creating further opportunities for other financial institutions to compete with the Bank. As of July 1, 1998, banks may establish branch banks statewide without limitation. In addition, on-line computer banking via the Internet or otherwise may also become an increasing source of competition for community financial institutions such as the Bank. As a result of these competitive factors, the Bank may from time to time be required to pay higher rates of interest to attract deposits. Management believes that the Bank will be able to compete effectively with these institutions in the Bank's proposed markets, but no assurances can be given in this regard.

     Forsyth County is a rapidly growing market area. Currently, the Bank is the only locally owned and operated bank in Forsyth County. Management believes that this enhances the Bank's ability to maintain strong local support and to continue its growth.

SUPERVISION  AND  REGULATION

     The Company and the Bank are subject to state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of their operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA"), which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

THE  COMPANY

     General. Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the BHCA and the Financial Institutions Code. During 1999, the activities of the Company were also restricted by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act"), which is discussed below. However, on November 12, 1999, the provisions of the Glass-Steagall Act that restricted the Company's activities were repealed by Public Law No. 106-102, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). The GLB Act replaced the prior restrictions with a regulatory regime intended to facilitate affiliations among banking, securities, insurance and other financial services firms. Most of these changes became effective 120 days after enactment. See "--The Gramm-Leach-Bliley Act of 1999."

     The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are currently limited to banking, managing or controlling banks; furnishing services to or performing services for its subsidiaries and engaging in other activities that the Federal Reserve determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. However, as previously noted, changes in the law enacted in 1999 may permit the Company to expand its authorized financial services activities in the future. See "--The Gramm-Leach-Bliley Act of 1999."

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

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the Company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging the rebuttable control presumption.

     Subject to the changes made by the GLB Act, the BHCA generally prohibits a bank holding company from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in securities brokerage and limited insurance activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare.

     The  Company  is  a  legal  entity  separate  and  distinct  from the Bank.
However, various legal restrictions that affect the Bank's lending activities are also applicable to the Company. In particular, the Company is also subject to Sections 23A and 23B of the Federal Reserve Act in dealing with affiliates and insiders. See "--The Bank--Transactions With Affiliates and Insiders."

     The Federal Reserve Board imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "-- Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company may be able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company, although the ability of the Bank to pay dividends is subject to regulatory restrictions. See "--The Bank--Dividends." The Company may also be able to raise capital for contribution to the Bank by issuing securities, subject to compliance with federal and state securities laws.

     The Gramm-Leach-Bliley Act of 1999. Congress enacted the GLB Act into law on November 12, 1999, subject to certain delayed effective dates as noted throughout this discussion. The scope of the new legislation, and its impact upon governmental regulation of financial services, is sweeping. Popularly known as "financial services modernization," this legislation repeals certain provisions of the Glass-Steagall Act that restricted the financial services activities of depository institutions and holding companies, and otherwise facilitates affiliation among banks, securities firms and insurance companies. The new legislation also affects various other bank regulatory matters including privacy protection provisions for customers of financial institutions, the Federal Home Loan Bank system's modernization, automatic teller machines and The Community Reinvestment Act of 1977 (the "CRA"). See "--The Bank--Community Reinvestment Act" and "--Legislative and Regulatory Changes."

     The GLB Act seeks to achieve "financial services modernization" principally by amending the BHCA to permit a bank holding company to engage in various financial activities through a new type of bank holding company, referred to as a financial holding company ("FHC"). Under the GLB Act, FHC's are given the authority to engage in financial services activities in which other bank holding companies may not engage, and to affiliate with companies that are engaged in such financial services activities. Generally, the authorized activities of a FHC include activities that are: (i) "financial in nature;" (ii) "incidental" to an activity that is financial in nature; or (iii) "complementary" to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

     The Federal Reserve and the Secretary of the Treasury are authorized to determine which activities meet these standards. However, the GLB Act specifically lists certain activities as being financial in nature. Some of these activities are: lending, exchanging, transferring, investing for others or safeguarding money or securities; insuring, guaranteeing or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities, and acting as principal, agent or broker for these purposes in any state; providing financial, investment or economic advice; issuing or selling interests in pools of assets that a bank could hold directly; underwriting, dealing in or making markets in securities; engaging in any activity that the Federal Reserve had determined as of the enactment date of the GLB Act to be related closely to banking; and engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve found as of the enactment date of the GLB Act that the activity was usual in connection with banking or other financial operations internationally.

     The GLB Act also adopts the concept of "functional regulation" with respect to the activities of FHC subsidiaries. For example, the GLB Act reaffirms the McCarran-Ferguson Act, recognizing the primacy and legal authority of the states to regulate insurance activity. Accordingly, insurance activities of a FHC's insurance subsidiary will principally be subject to "functional regulation" by state insurance regulators. The GLB Act preserves the role of the Federal Reserve Board as the "umbrella" supervisor for bank holding companies, but limits the Board's authority to examine non-bank subsidiaries that are subject to "functional regulation."

     Not all bank holding companies may become FHC's. A bank holding company must meet the following three requirements before becoming a FHC: (i) all of the bank holding company's depository institution subsidiaries must be "well capitalized;" (ii) all of the bank holding company's depository institution subsidiaries must be "well managed;" and (iii) the bank holding company must file a declaration with the Federal Reserve of its election to become a FHC, including a certification that its depository institution subsidiaries meet the prior two criteria.

     With only a few exceptions, in order to exercise the powers granted under the GLB Act, a FHC or depository institution also must meet the requirements of the CRA. If any depository institution, depository institution affiliate or depository institution subsidiary of a FHC did not receive a CRA rating of at least a "satisfactory record of meeting community credit needs" in its most recent CRA examination, the regulatory agencies are directed to prevent the depository institution or FHC from exercising the new powers authorized by the GLB Act, either directly or through a subsidiary. The Company received a "satisfactory rating" in its most recent CRA examination.

     The Company does not believe that the GLB Act will negatively affect the operations of the Company or the Bank. However, to the extent that the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger, diversified financial companies that offer a wider variety of financial services than the Company currently offers. This could in turn result in increased competition within the Company's market area. However, the GLB Act also provides opportunities for the Company to expand and diversify its activities to meet such competition. See "--Legislative and Regulatory Changes."

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

     The Financial Institutions Code. All Georgia bank holding companies must register with the DBF under the Financial Institutions Code. A registered bank holding company must provide the DBF with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The DBF may also require such other information as is necessary to remain informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may make examinations of any bank holding company and its subsidiaries.

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

     The Financial Institutions Code and applicable provisions of federal law allow interstate banking by permitting bank holding companies to acquire Georgia banking organizations so long as the Georgia-based banks to be acquired have been in existence and continuously operated as banks for five years or more. Georgia bank holding companies are likewise permitted to acquire banking organizations in other states, subject to similar aging requirements. Effective June 1, 1997, banks located in substantially all states may merge or consolidate with Georgia-based banks that satisfy the five-year age requirement. Following such mergers or consolidations, the resulting bank may expand in each state where its predecessors were located, subject to the branching laws of that particular state. Those acquisitions and transactions are generally subject to federal and Georgia approval as described above. See "-- The Bank--Branching."

     Glass-Steagall Act. Prior to the effective date of the GLB Act, the Company was subject to certain provisions of the Glass-Steagall Act, which prohibited the Company from being affiliated, through either ownership or interlocking directors, officers or employees, with firms "engaged principally" in securities activities. As explained above, the GLB Act repeals these provisions and amends the BHCA to permit such activities by a bank holding company that qualifies as a FHC. See "--The Gramm-Leach-Bliley Act of 1999."

THE  BANK

     General. The Bank is a state-chartered non-member bank organized under the laws of the State of Georgia and subject to examination by the DBF. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The DBF and the FDIC regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganiza-tions, maintenance of books and records and adequacy of staff training to carry on safe lending and deposit gathering practices. The DBF and FDIC require the Bank to maintain certain capital ratios and impose limitations on the Bank's aggregate investment in real estate, bank premises, furniture and fixtures. The Bank is also required by the DBF and FDIC to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the DBF and FDIC.

     All insured institutions must undergo regular on site examinations by the appropriate bank regulatory agency. The DBF assesses the cost of examinations of insured depository institutions and any affiliates against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

     Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Insurance premiums are established on the basis of risk, where the institutions posing the highest risk of failure pay higher premiums than those posing a lower risk of failure. These rates range from zero to twenty-seven basis points. Pursuant to the Federal Deposit Insurance Funds Act of 1996, commercial banks are also required to pay part of the interest on the Financing Corporation's ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980s. As a result, commercial bank deposits are now also subject to a special assessment on BIF assessable deposits by FICO upon the approval by the FDIC Board ("FICO Assessment") of such assessment. Until the earlier of December 31, 1999 or the merger of BIF and SAIF, the assessment rate FICO imposes on a commercial bank must be at a rate equal to one-fifth the assessment rate applicable to deposits assessable by the SAIF. The Bank's

FICO Assessment for 1999 was $5,923, and management believes that it will be at least approximately $7,500 for 2000. Increases in deposit insurance premiums will increase the Bank's cost of funds, and there can be no assurance that deposit insurance premiums will not increase in the future.

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

     The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit: (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

     Branching. In previous years the Bank operated only from its main office in Cumming, Georgia. The Bank has recently established a temporary branch office in the Forsyth County community known as Midway. Recently, Georgia legislation greatly diminished the historical legal restrictions on establishing branch banks across county lines in Georgia. Under Georgia law as of July 1, 1998, banks may establish branch banks statewide without limitation. In addition, the Company, with prior regulatory approval, is permitted to acquire interests in and operate banks throughout the state provided such banks have been in existence for five years, and under current Georgia law any bank acquired by the Company could be merged into the Bank and its offices could then be operated as branches of the Bank. The Bank has opened one branch office (the temporary Midway branch) and, depending upon profitability and community needs, additional branches may be considered in the future.

     Community Reinvestment Act. The Company and the Bank are subject to the provisions of the CRA and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low and moderate income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution that has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution; or (vi) expand other activities, including engaging in financial services activities authorized by the GLB Act. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, or to become a FHC, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. The Company received a "satisfactory rating" in its most recent CRA examination.

     The GLB Act makes various changes to the CRA. Among other changes, all CRA related agreements with non-governmental third parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a FHC, and no new activities authorized under the GLB Act may be commenced by a holding company or by a bank through a financial subsidiary, if any of its bank subsidiaries received less than a "satisfactory" rating in its latest CRA examination.

     The GLB Act provides smaller financial institutions with some relief under the CRA. Institutions with assets of not more than $250 million will be subject to CRA examinations: (i) not more than once every 60 months if the institution receives a rating of "outstanding," and (ii) not more than once every 48 months if the institution receives a rating of "satisfactory."

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as: (i) the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; (ii) the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; (iii) the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; (iv) the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; (v) the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and (vi) the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to: (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposits, interest rates, and other activities; (iv) improve their management;
(v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

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

     The DBF requires the Bank to maintain a capital ratio, as defined in the DBF's regulations (the "Capital Ratio"), of total capital (which is essentially Tier 1 capital plus the allowance for loan losses) to total assets (defined as balance sheet assets plus the allowance for loan losses) of at least 6%. In addition, under the operating conditions fixed by the DBF at the time its charter was approved, the Bank was required to maintain a Capital Ratio of at least 8% during its first three years of operation.

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

LEGISLATIVE  AND  REGULATORY  CHANGES

     The regulatory changes enacted by the GLB Act present new opportunities for the Company to engage in securities, insurance and financial activities should it elect to become a FHC. The Company does not have any plans to engage in such activities under active review or consideration. However, the Company may consider such activities in the future if management determines that such activities are in the Company's best interest, and are financially and operationally feasible.

     The GLB Act also requires banks and their affiliated companies to adopt and disclose policies regarding the sharing with third parties of personal information that is obtained from their customers. At the time of establishing a customer relationship, and not less frequently than annually during the relationship, every financial institution must provide a clear and conspicuous disclosure of its policies and practices regarding the disclosure and protection of nonpublic personal information. Financial institutions are prohibited from disclosing such information to a non-affiliated third party if the customer "opts out," or directs that such information not be disclosed. The new privacy rules are to be enforced by the applicable regulatory agency, and the GLB Act directs the regulators to issue written regulations within six months of its enactment date (November 12, 1999). These rules must be implemented by financial institutions within six months of the issuance of the regulations, unless the regulators specify a later effective date.

     The GLB Act also amended the Electronic Funds Transfer Act to require ATM operators who impose a fee for use of an ATM by a customer to post a notice on the machine that a fee will be charged, as well as a notice on the screen that a fee will be charged and the amount of that fee. These provisions of the GLB Act became effective on its enactment date (November 12, 1999).

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, bank holding companies and other financial institutions powers are being considered by the Federal regulatory agencies, Congress and various state governments, including Georgia. The FDIC changed, effective April 1, 2000, its deposit insurance assessments to more timely reflect changes in risks, and is engaged in a comprehensive review of its insurance premiums and how to better measure and price deposit insurance in light of an insured bank's size and risk. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

EFFECT  OF  GOVERNMENTAL  MONETARY  POLICIES

     The earnings of the Bank will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

EMPLOYEES

     The Bank had 17 full-time and one part-time employees at December 31, 1999. In January 2000 the Bank expanded its staff by adding an additional seven full-time employees for the Midway Branch. The Company does not have any employees other than its officers.

ITEM  2.     PROPERTIES

     The site of the Bank's principal facility is located at 501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia 30040. The Company leases its principal facility consisting of approximately 6,000 square feet under a Sublease Agreement, as amended, with NationsBank, N.A. (South), the initial term of which expires August 31, 2000. The base annual rent under the sublease was $69,525 in 1998, $71,611 in 1999 and will be $73,759 in 2000.
During 1997, the Company completed all initial necessary building renovations and leasehold improvements, at a cost of approximately $118,000. The main office facilities include a teller line, customer service area, offices for the Bank's lenders and officers, a vault with safe deposit boxes, drive-in teller lanes, and a drive-up automated teller machine.

     In addition to the Bank's principal facility, the Company has constructed a temporary branch facility that it leases to the Bank. The site of the Bank's temporary branch facility is located at 5140 Highway 9, Alpharetta, Georgia, which is in the Forsyth County community of Midway. The Company purchased the site consisting of approximately 3.87 acres in October of 1998 for a purchase price of $607,892. While the temporary branch currently consists of only a modular unit, the Company plans to build a permanent branch office with facilities similar to those of the main office. The Company anticipates that the modular unit will continue to be used as a temporary branch office until the construction of the permanent facility is completed. The Company has not yet entered into any contractual agreement for such construction.

ITEM  3.     LEGAL  PROCEEDINGS

     There  are  no  pending  legal  matters.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended December 31, 1999.


                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

     Information required by this item is set forth under the heading "Market for the Company's Common Stock and Related Shareholder Matters" on page 48 in the Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FORSYTH BANCSHARES, INC.

     Information required by this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 20 in the Annual Report to Shareholders for the year ended December 31, 1999 and is incorporated herein by reference.

ITEM  7.     FINANCIAL  STATEMENTS

     Information required by this item is set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 22 through 47 and in the "Independent Auditor's Report" on page 21 in the Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference.

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


                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's Annual Meeting to be held on May 16, 2000, and is incorporated herein by reference.

ITEM  10.    EXECUTIVE  COMPENSATION

     Information required by this item is set forth under the heading "Director Compensation" and under the heading "Executive Compensation" of the definitive proxy statement for the Company's Annual Meeting to be held on May 16, 2000, and is incorporated herein by reference.

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Common Stock Ownership of Certain Beneficial Owners" of the definitive proxy statement for the Company's Annual Meeting to be held on May 16, 2000, and is incorporated herein by reference.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information required by this item is set forth under the heading "Certain Transactions and Business Relationships" of the definitive proxy statement for the Company's Annual Meeting to be held on May 16, 2000, and is incorporated herein by reference.

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
              REPORTS  ON  FORM  8-K

     (a)  THE  FOLLOWING  DOCUMENTS  ARE  FILED  AS  PART  OF  THIS  REPORT:

(a)(1)  FINANCIAL  STATEMENTS

     The following financial statements of the Company and the independent auditors' report thereon are included in the Company's 1999 Annual Report to Shareholders and are incorporated by reference in Item 7 hereof:

Consolidated  Balance  Sheets  as  of  December  31,  1999  and  1998.

Consolidated Statements of Income for the years ended December 31, 1999 and 1998.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1999 and 1998.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998.

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998.

Notes  to  Consolidated  Financial  Statements.

(a)(2)  EXHIBITS

3.1.   Articles of Incorporation.(1)

3.2.   Bylaws.(1)


4.1.   Specimen Stock Certificate.(1)

10.1.  Sublease Agreement by and among the Company, the Bank and NationsBank, N.A.
       (South) dated February 9, 1996.(1)

10.2.  First Amendment to Sublease Agreement by and among the Company, the Bank and
       NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3.  Second Amendment to Sublease Agreement by and among the Company, the Bank and
       NationsBank, N.A. (South) dated May 10, 1996.(1)

10.5.  Employment Agreement by and between the Company and David H. Denton dated
       June 28, 1996.(1)

13.1.  The following sections of the 1999 Annual Report to Shareholders:
       -  Market for the Company's Common Stock and Related Shareholder Matters.
       -  Management's Discussion and Analysis of Results of Operations and Financial
          Condition.
       -  Independent Auditor's Report.
       -  Consolidated Financial Statements and Notes to the Consolidated Financial
          Statements.

21.1.  Subsidiaries of the Company.

27.1.  Financial Data Schedule.
_____________________

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

                                   FORSYTH  BANCSHARES,  INC.


                                   By: /s/  Timothy  M.  Perry
                                      ------------------------------------------
                                       Timothy  M.  Perry
                                       President  and  Chief  Executive  Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                  Title                      Date
---------------------------  ----------------------------------  --------------

 /s/ Catherine M. Amos       Director                            March 28, 2000
---------------------------
     Catherine M. Amos

 /s/ Jeffrey S. Bagley       Vice Chairman of the Board          March 28, 2000
---------------------------
     Jeffrey S. Bagley

 /s/ Danny M. Bennett        Director                            March 28, 2000
---------------------------
     Danny M. Bennett

 /s/ Michael P. Bennett      Director                            March 28, 2000
---------------------------
     Michael P. Bennett

 /s/ Bryan L. Bettis         Director                            March 28, 2000
---------------------------
     Bryan L. Bettis

 /s/ Talmadge W. Bolton      Director                            March 28, 2000
---------------------------
     Talmadge W. Bolton

 /s/ Thomas L. Bower III     Director                            March 28, 2000
---------------------------
     Thomas L. Bower III

 /s/ Charles R. Castleberry  Director                            March 28, 2000
---------------------------
     Charles R. Castleberry

 /s/ Timothy M. Perry        President, Chief Executive Officer  March 28, 2000
---------------------------  and Director
     Timothy M. Perry

 /s/ Holly R. Hunt           Chief Financial Officer             March 28, 2000
---------------------------
     Holly R. Hunt

 /s/ Charles D. Ingram       Director                            March 28, 2000
---------------------------
     Charles D. Ingram

 /s/ Herbert A. Lang, Jr.    Director                            March 28, 2000
---------------------------
     Herbert A. Lang, Jr.

 /s/ John P. McGruder        Director                            March 28, 2000
---------------------------
     John P. McGruder

 /s/ James J. Myers          Chairman of the Board               March 28, 2000
---------------------------
     James J. Myers

 /s/ Danny L. Reid           Director                            March 28, 2000
---------------------------
     Danny L. Reid

 /s/ Charles R. Smith        Director                            March 28, 2000
---------------------------
     Charles R. Smith

 /s/ Wyatt L. Willingham     Director                            March 28, 2000
---------------------------
     Wyatt L. Willingham

 /s/ Jerry M. Wood           Director                            March 28, 2000
---------------------------
     Jerry M. Wood

 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
    15(D) OF THE SECURITIES ACT OF 1933, AS AMENDED, (THE "ACT") BY REGISTRANTS
                      WHICH HAVE NOT REGISTERED SECURITIES
                        PURSUANT TO SECTION 12 OF THE ACT


     Subsequent to the filing of this Annual Report on Form 10-KSB, the Company will distribute to its securities holders an Annual Report to Shareholders and Proxy Statement in connection with its 2000 Annual Meeting of Shareholders. The Company will furnish four copies of such materials to the Commission when such materials are sent to the shareholders.


                                    EXHIBIT INDEX


ITEM                                    DESCRIPTION
-----  -----------------------------------------------------------------------------

3.1.   Articles of Incorporation.(1)

3.2.   Bylaws.(1)

4.1.   Specimen Stock Certificate.(1)

10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

10.2. First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3. Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996.(1)

10.5. Employment Agreement by and between the Company and David H. Denton dated June 28, 1996.(1)

13.1.  The following sections of the 1999 Annual Report to Shareholders:
       -  Market for the Company's Common Stock and Related Shareholder
          Matters.
       -  Management's Discussion and Analysis of Results of Operations and
          Financial Condition.
       -  Independent Auditor's Report.
       -  Consolidated Financial Statements and Notes to the Consolidated Financial
          Statements

21.1.  Subsidiaries of the Company.

27.1.  Financial Data Schedule.

-------------------------
(1)     Incorporated  by  reference  to exhibits of the same number in the Company's
Registration  Statement  on  Form  S-1  (File  No.  333-10909).

                                                                    EXHIBIT 13.1

                       1999 ANNUAL REPORT TO SHAREHOLDERS


MARKET  FOR  THE  COMPANY'S  COMMON  STOCK  AND  RELATED  SHAREHOLDER  MATTERS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

INDEPENDENT  AUDITOR'S  REPORT.

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      MARKET FOR THE COMPANY'S COMMON STOCK
                         AND RELATED SHAREHOLDER MATTERS

     There is currently no market for the Company's shares of Common Stock, and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the Company's Common Stock to be traded on any stock exchange of over-the-counter market. As of December 31, 1999, there were approximately 622 holders of record of the Company's Common Stock and 800,000 shares of Common Stock issued and outstanding.

     No cash dividends have been paid to date on the Company's Common Stock, and it is anticipated that earnings will be retained for the foreseeable future to support the Company's rapid growth and expansion. The Company currently has no source of income other than dividends and other payments received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulation and policies.