Form 10QSB
period 2000-03-31
FORSYTH BANCSHARES INC
filed 2000-05-12
CIK 1021479

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      MARCH 31, 2000
                                            --------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                            ----------     ----------

                        COMMISSION FILE NUMBER: 333-10909

                            Forsyth Bancshares, Inc.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                              58-2231953
-------------------------------                           ---------------------
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

                                       N/A
             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2000: 800,000; no par value.

Transitional Small Business Disclosure Format  Yes [ ]   No  [X]

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY


--------------------------------------------------------------------------------



                                      INDEX


                                                                             PAGE
                                                                             ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET - MARCH 31, 2000.........................3

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                INCOME (LOSS) - THREE MONTHS ENDED MARCH 31, 2000 AND 1999......4

            CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
                MONTHS ENDED MARCH 31, 2000 AND 1999............................5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS............7


PART II. OTHER INFORMATION

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........13

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............................13

         SIGNATURES............................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)

                                                             (DOLLARS IN THOUSANDS)
                                     ASSETS
                                     ------

Cash and due from banks                                               $ 2,654
Federal funds sold                                                      3,480
Securities available-for-sale, at fair value                           20,057
Securities held-to-maturity, fair value of $906                           919

Loans                                                                  41,460
Less allowance for loan losses                                            518
                                                                      -------
          Loans, net                                                   40,942
                                                                      -------

Premises and equipment                                                  1,294
Other assets                                                            1,341
                                                                      -------

          TOTAL ASSETS                                                $70,687
                                                                      =======


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

DEPOSITS
    Noninterest-bearing demand                                        $ 7,917
    Interest-bearing demand                                            14,185
    Savings                                                               850
    Time                                                               39,425
                                                                      -------
          TOTAL DEPOSITS                                               62,377
Other liabilities                                                         397
                                                                      -------
          TOTAL LIABILITIES                                            62,774
                                                                      -------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares
       shares authorized, 800,000 issued and outstanding                7,960
    Retained earnings                                                     570
    Accumulated other comprehensive loss                                  617
                                                                      -------
          TOTAL STOCKHOLDERS' EQUITY                                    7,913
                                                                      -------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $70,687
                                                                      =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                        (DOLLARS IN THOUSANDS,
                                                                        EXCEPT PER SHARE DATA)


                                                                          2000          1999
                                                                         ------        ------

INTEREST INCOME
    Loans                                                                $  999        $  675
    Taxable securities                                                      301           335
    Nontaxable securities                                                    20            12
    Federal funds sold                                                       29            69
    Interest-bearing deposits in banks                                        1            --
                                                                         ------        ------
              TOTAL INTEREST INCOME                                       1,350         1,091
                                                                         ------        ------

INTEREST EXPENSE
    Deposits                                                                631           564
    Other borrowings                                                          2            --
                                                                         ------        ------
              TOTAL INTEREST EXPENSE                                        633           564
                                                                         ------        ------

              NET INTEREST INCOME                                           717           527
PROVISION FOR LOAN LOSSES                                                    41             2
                                                                         ------        ------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           676           525
                                                                         ------        ------

OTHER INCOME
    Service charges on deposit accounts                                      26            24
    Other operating income                                                   10            10
                                                                         ------        ------
              TOTAL OTHER INCOME                                             36            34
                                                                         ------        ------

OTHER EXPENSES
    Salaries and other employee benefits                                    261           177
    Occupancy and equipment expenses                                         80            67
    Loss on sales of securities available-for-sale                           14            --
    Other operating expenses                                                176           134
                                                                         ------        ------
              TOTAL OTHER EXPENSES                                          531           378
                                                                         ------        ------

              INCOME  BEFORE INCOME TAXES                                   181           181

INCOME TAX EXPENSE                                                           71            63
                                                                         ------        ------

              NET INCOME                                                    110           118
                                                                         ------        ------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Unrealized gains (losses) on securities available-for-sale
      arising during period                                                  97          (174)
                                                                         ------        ------

              COMPREHENSIVE INCOME (LOSS)                                $  207        $  (56)
                                                                         ======        ======

BASIC AND DILUTED EARNINGS  PER COMMON SHARE                             $ 0.14        $ 0.15
                                                                         ======        ======

CASH DIVIDENDS PER SHARE OF COMMON STOCK                                 $   --        $   --
                                                                         ======        ======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                      (DOLLARS IN THOUSANDS)

                                                                       2000            1999
                                                                     -------         -------
OPERATING ACTIVITIES
    Net income                                                       $   110         $   118
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                      36              29
        Provision for loan losses                                         41               2
        Other operating activities                                      (170)           (138)
                                                                     -------         -------

              Net cash provided by operating activities                   17              11
                                                                     -------         -------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                          (186)         (4,349)
    Proceeds from maturities of securities available-for-sale            137           1,447
    Proceeds from sales of securities available-for-sale                 987               -
    Proceeds from maturities of securities held-to-maturity               13              34
    Net (increase) decrease in Federal funds sold                     (1,420)          3,680
    Net increase in loans                                             (2,910)           (788)
    Purchase of premises and equipment                                  (279)            (62)
                                                                     -------         -------

              Net cash used in investing activities                   (3,658)            (38)
                                                                     -------         -------

FINANCING ACTIVITIES
    Net increase in deposits                                           4,336             424
                                                                     -------         -------

              Net cash provided by financing activities                4,336             424
                                                                     -------         -------

Net increase in cash and due from banks                                  695             397

Cash and due from banks at beginning of period                         1,959           1,326
                                                                     -------         -------

Cash and due from banks at end of period                             $ 2,654         $ 1,723
                                                                     =======         =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information for Forsyth Bancshares, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

LIQUIDITY AND CAPITAL RESOURCES

Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements at March 31, 2000. At March 31, 2000, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) for the Company was approximately 44% and the loan to deposit ratio was approximately 66%. As the portfolio grows, management will continue to monitor the liquidity of the Company and make adjustments as deemed necessary. Investing the Company's available funds in loans and other high yielding interest securities will increase the Company's earning potential.

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

                                                         ACTUAL
                                              ------------------------------
                                                              THE CITIZENS
                                                 FORSYTH         BANK OF
                                               BANCSHARES        FORSYTH        REGULATORY
                                                  INC.           COUNTY        REQUIREMENT
                                              --------------  --------------  ---------------

             Leverage capital ratios               12.48%          10.71%            4.00%
             Risk-based capital ratios:
                Tier I capital                     18.48           15.96             4.00
                Total capital                      19.60           17.11             8.00

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                   MARCH 31,         DECEMBER 31,
                                     2000                1999                  INCREASE (DECREASE)
                                 --------------     ----------------     --------------------------------
                                                                             AMOUNT           PERCENT
                                                                         ------------     --------------
                                                (DOLLARS IN THOUSANDS)
                                 ----------------------------------------------------

Cash and due from banks          $       2,654      $         1,959      $         695         35.48%
Federal funds sold                       3,480                2,060              1,420         68.93
Securities                              20,976               21,843               (867)        (3.97)
Loans, net                              40,942               38,072              2,870          7.54
Premises and equipment                   1,294                1,051                243         23.12
Other assets                             1,341                1,224                117          9.56
                                 -------------      ---------------      -------------
                                 $      70,687      $        66,209      $       4,478          6.76
                                 =============      ===============      =============

Deposits                         $      62,377      $        58,040      $       4,337          7.47%
Other liabilities                          397                  462                (65)       (14.07)
Stockholders' equity                     7,913                7,707                206          2.67
                                 -------------      ---------------      -------------
                                 $      70,687      $        66,209      $       4,478          6.76
                                 =============      ===============      =============

As indicated in the above table, the Company's total assets grew at a rate of 6.76% Deposit growth of $4,337,000 was primarily invested in loans with the majority of the remainder invested in Federal funds sold. The Company's loan to deposit ratio has remained consistent since December 31, 1999, remaining at approximately 66%. Premises and equipment has increased primarily due to fixed assets purchases associated with the Company's new branch which opened in February of 2000. Stockholders' equity has increased by $206,000 due to net income of $110,000 and decreases of unrealized losses on securities available-for-sale, net of tax, of $96,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Following is a summary of the Company's operations for the periods indicated.

                                       THREE MONTHS ENDED
                                             MARCH 31,
                                  -------------------------------
                                        2000              1999            INCREASE (DECREASE)
                                  ---------------    ------------    -------------------------------
                                                                       AMOUNT         PERCENT
                                                                     ----------    -----------------
                                             (DOLLARS IN THOUSANDS)
                                  ---------------------------------------------

Interest income                   $        1,350     $     1,091     $      259            23.74%

Interest expense                             633             564             69            12.23
                                  --------------     -----------     ----------

Net interest income                          717             527            190            36.05

Provision for loan losses                     41               2             39         1,950.00

Other income                                  36              34              2             5.88

Other expense                                531             378            153            40.48
                                  --------------     -----------     ----------

Pretax income                                181             181              -                -

Income taxes                                  71              63              8            12.70
                                  --------------     -----------     ----------

Net income                        $          110     $       118     $       (8)           (6.78)
                                  ==============     ===========     ==========

As indicated in the above table, the Company's net interest income has increased by $190,000 during the first quarter of 2000 as compared to the same period in 1999. The Company's net interest margin increased to 4.38% during the first quarter of 2000 as compared to 3.68% for the first quarter of 1999 and 4.08% for the entire year of 1999. The increase in net interest income and net interest margin is due primarily to the increased volume of average interest-earning assets, most significantly loans.

The provision for loan losses increased by $39,000 during the first quarter of 2000 as compared to the same period in 1999. This increase is due primarily to increased loan growth and inherent risk in the loan portfolio as the Company incurred net charge-offs of only $5,000 during the first quarter of 2000. The Company's reserve for loan losses amounted to 1.25% at March 31, 2000 and December 31, 1999. The allowance for loan losses is maintained at a level that is considered appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2000 and 1999 is as follows:

                                                                                        MARCH 31,
                                                                             ---------------------------------
                                                                                  2000              1999
                                                                             ---------------   ---------------
                                                                                  (DOLLARS IN THOUSANDS)
                                                                             ---------------------------------

Nonaccrual loans                                                             $           18    $           27
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                               1                 -
Restructured loans                                                                        -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                            -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                            1                 1
Interest income that was recorded on nonaccrual and restructured loans                    -                 -


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

Information regarding certain loans and allowance for loan loss data through March 31, 2000 and 1999 is as follows:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                  2000                 1999
                                                                                -------               ------
                                                                                   (DOLLARS IN THOUSANDS)
                                                                                ----------------------------

Average amount of loans outstanding                                             $41,210               $27,986
                                                                                =======               =======

Balance of allowance for loan losses at beginning of period                     $   482               $   360
                                                                                =======               =======

Loans charged off
   Commercial and financial                                                     $     -               $     -
   Real estate mortgage                                                               -                     -
   Instalment                                                                         5                     -
                                                                                -------               -------
                                                                                      5                     -
                                                                                -------               -------

Loans recovered
   Commercial and financial                                                           -                     -
   Real estate mortgage                                                               -                     -
   Instalment                                                                         -                     2
                                                                                -------               -------
                                                                                      -                     2
                                                                                -------               -------

Net (charge-offs) recoveries                                                         (5)                    2
                                                                                -------               -------

Additions to allowance charged to operating expense during period                    41                     2
                                                                                -------               -------

Balance of allowance for loan losses at end of period                           $   518               $   364
                                                                                =======               =======

Ratio of net loans charged off during the period to
   average loans outstanding                                                        .01%                   -%
                                                                                =======               =======

Other income has increased during the first quarter of 2000 as compared to the same period in 1999 by $2,000 due to increased service charges on deposit accounts.

Other expenses increased during the first quarter of 2000 as compared to the same period in 1999 by $153,000 due primarily to increased salaries and employee benefits of $84,000 and other operating expenses of $42,000. Salaries and employee benefits have increased due to a gradual increase in the number of full time equivalent employees from 14 at the beginning of 1999 to 24 as of March 31, 2000. Other operating expenses have increased due to the overall growth of the Company and the opening of the new branch in 2000. Occupancy and equipment expenses are expected to increase during the next year as costs associated with the new branch are incurred. The Company also incurred losses on sales of securities available-for-sale of $14,000 during the first quarter of 2000 as compared to none during the first quarter of 1999.

The Company's provision for income taxes was $71,000 for the first quarter of 2000 (effective tax rate of 39%) as compared to $63,000 for the first quarter of 1999 (effective tax rate of 35%). The increase is due to anticipated increased state income taxes in 2000.

Overall, net income has decreased by $8,000 during the first quarter of 2000 as compared to the same period in 1999 due primarily to increased net interest income of $190,000 being substantially offset by increased operating expenses of $153,000 and increased provisions for loan losses of $39,000.

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


                              FORSYTH BANCSHARES, INC.
                                  (Registrant)



DATE:    May 12, 2000         BY:  /s/ Timothy M. Perry
      -----------------            --------------------------------------------
                                   Timothy M. Perry, President and C.E.O.
                                   (Principal Executive Officer)


DATE:    May 12, 2000         BY:  /s/ Holly R. Hunt
      -----------------            --------------------------------------------
                                   Holly R. Hunt, Vice President, Secretary
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)