Form 10QSB
period 2000-06-30
FORSYTH BANCSHARES INC
filed 2000-08-11
CIK 1021479

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
Mark One

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      JUNE 30, 2000
                                             -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 333-10909

                            Forsyth Bancshares, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Georgia                                         58-2231953
-------------------------------                 --------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)


         501 TRI-COUNTY PLAZA, HIGHWAYS 9 AND 20, CUMMING, GEORGIA 30040
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 886-9500
                           --------------------------
                           (Issuer's telephone number)

                                       N/A
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000: 800,000; no par value.

Transitional Small Business Disclosure Format          Yes [ ]  No [X]

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY





--------------------------------------------------------------------------------

                                      INDEX


                                                                                                                        PAGE
                                                                                                                        ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                     Consolidated Balance Sheet - June 30, 2000...........................................................3

                     Consolidated Statements of Income and Comprehensive
                        Income (Loss) - Three Months Ended June 30, 2000 and 1999
                        and Six Months Ended June 30, 2000 and 1999.......................................................4

                     Consolidated Statement of Cash Flows - Six
                        Months Ended June 30, 2000 and 1999...............................................................5

                     Notes to Consolidated Financial Statements...........................................................6

                  Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of Operations................................................7


PART II.          OTHER INFORMATION

                  Item 4 - Submission of Matters to a Vote of Security Holders........................................14-15

                  Item 5 - Other Information.............................................................................15

                  Item 6 - Exhibits and Reports on Form 8-K..............................................................15

                  Signatures.............................................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                 ASSETS
Cash and due from banks                                                 $ 2,371
Interest-bearing deposits in banks                                          163
Federal funds sold                                                        6,580
Securities available-for-sale, at fair value                             19,957
Securities held-to-maturity, fair value of $893                             906

Loans                                                                    43,668
Less allowance for loan losses                                              548
                                                                        -------
          Loans, net                                                     43,120
                                                                        -------

Premises and equipment                                                    1,293
Other assets                                                              1,349
                                                                        -------

          TOTAL ASSETS                                                  $75,739
                                                                        =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing demand                                          $ 7,804
    Interest-bearing demand                                              16,140
    Savings                                                                 864
    Time                                                                 42,502
                                                                        -------
          TOTAL DEPOSITS                                                 67,310
Other liabilities                                                           389
                                                                        -------
          TOTAL LIABILITIES                                              67,699
                                                                        -------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock; no par value; 10,000,000 shares
      authorized, 800,000 issued and outstanding                          7,960
    Retained earnings                                                       681
    Accumulated other comprehensive loss                                   (601)
                                                                        -------
          TOTAL STOCKHOLDERS' EQUITY                                      8,040
                                                                        -------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $75,739
                                                                        =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                   AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS,
                             EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30                      JUNE 30
                                                               ------------------------     ------------------------

                                                                   2000           1999         2000          1999
                                                               -----------     --------     ---------    -----------
INTEREST INCOME
    Loans                                                        $  1,064      $    730      $  2,064      $  1,405
    Taxable securities                                                294           335           595           670
    Nontaxable securities                                              20            13            40            25
    Deposits in banks                                                   5            --             6            --
    Federal funds sold                                                 76            44           105           113
                                                                 --------      --------      --------      --------
              TOTAL INTEREST INCOME                                 1,459         1,122         2,810         2,213
                                                                 --------      --------      --------      --------

INTEREST EXPENSE
    Deposits                                                          717           540         1,348         1,104
    Other borrowings                                                   --            --             2            --
                                                                 --------      --------      --------      --------
              TOTAL INTEREST EXPENSE                                  717           540         1,350         1,104
                                                                 --------      --------      --------      --------

              NET INTEREST INCOME                                     742           582         1,460         1,109
PROVISION FOR LOAN LOSSES                                              32            34            73            36
                                                                 --------      --------      --------      --------
              NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                            710           548         1,387         1,073
                                                                 --------      --------      --------      --------

OTHER INCOME
    Service charges on deposit accounts                                31            26            56            50
    Other operating income                                              4             9            14            19
                                                                 --------      --------      --------      --------
              TOTAL OTHER INCOME                                       35            35            70            69
                                                                 --------      --------      --------      --------

OTHER EXPENSES
    Salaries and other employee benefits                              272           194           532           371
    Occupancy and equipment expenses                                   89            71           169           138
    Loss on sale of securities available-for-sale                      --            --            14            --
    Other operating expenses                                          208           153           384           287
                                                                 --------      --------      --------      --------
              TOTAL OTHER EXPENSES                                    569           418         1,099           796
                                                                 --------      --------      --------      --------

              INCOME  BEFORE INCOME TAXES                             176           165           358           346

INCOME TAX EXPENSE                                                     65            60           136           123
                                                                 --------      --------      --------      --------

              NET INCOME                                              111           105           222           223
                                                                 --------      --------      --------      --------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Unrealized gains (losses) on securities available-for-
      sale arising during period                                       16          (265)          111          (438)
                                                                 --------      --------      --------      --------

              COMPREHENSIVE INCOME (LOSS)                        $    127      $   (160)     $    333      $   (215)
                                                                 ========      ========      ========      ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE                      $   0.14      $   0.13      $   0.28      $   0.28
                                                                 ========      ========      ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC AND DILUTED)                                            $800,000      $800,000      $800,000      $800,000
                                                                 ========      ========      ========      ========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                         $     --      $     --      $     --      $     --
                                                                 ========      ========      ========      ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               2000              1999
                                                                             -------            -------
OPERATING ACTIVITIES
    Net income                                                               $   222            $   223
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Loss on sale of securities available-for-sale                             14                 --
        Depreciation                                                              80                 31
        Provision for loan losses                                                 73                 36
        Other operating activities                                              (197)               (95)
                                                                             -------            -------

              Net cash provided by operating activities                          192                195
                                                                             -------            -------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                  (186)            (4,916)
    Proceeds from maturities of securities available-for-sale                    249                 --
    Proceeds from sales of securities available-for-sale                         987                 --
    Proceeds from maturities of securities held-to-maturity                       27                609
    Net increase in interest-bearing deposits in banks                          (163)                --
    Net (increase)  decrease in Federal funds sold                            (4,520)             7,500
    Net increase in loans                                                     (5,121)            (4,279)
    Purchase of premises and equipment                                          (322)               (77)
                                                                             -------            -------

              Net cash used in investing activities                           (9,049)            (1,163)
                                                                             -------            -------

FINANCING ACTIVITIES
    Net increase in deposits                                                   9,269              2,742
                                                                             -------            -------

              Net cash provided by financing activities                        9,269              2,742
                                                                             -------            -------

Net increase  in cash and due from banks                                         412              1,774

Cash and due from banks at beginning of period                                 1,959              1,326
                                                                             -------            -------

Cash and due from banks at end of period                                     $ 2,371            $ 3,100
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

         The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

LIQUIDITY AND CAPITAL RESOURCES

Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements at June 30, 2000. At June 30, 2000, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) for the Bank was approximately 45% and the loan to deposit ratio was approximately 65%. As the portfolio grows, management will continue to monitor the liquidity of the Bank and the Company and make adjustments as deemed necessary. Investing the Bank's available funds in loans and other high yielding securities will increase the Bank's earning potential.

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

                                                                   ACTUAL
                                                         ----------------------------
                                                                         THE CITIZENS
                                                            FORSYTH         BANK OF        REGULATORY
                                                          BANCSHARES        FORSYTH         MINIMUM
                                                             INC.           COUNTY        REQUIREMENT
                                                         ------------    ------------    -------------
                         Leverage capital ratios              11.87%          10.30%            4.00%
                         Risk-based capital ratios:
                            Tier I capital                    17.54           15.21             4.00
                            Total capital                     18.65           16.35             8.00


FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:


                                     JUNE 30,       DECEMBER 31,
                                       2000             1999          INCREASE (DECREASE)
                                   -----------      ------------    ----------------------
                                       (DOLLARS IN THOUSANDS)        AMOUNT        PERCENT
                                   -----------------------------    ---------     --------
Cash and due from banks            $     2,534      $    1,959      $     575       29.35%
Federal funds sold                       6,580           2,060          4,520      219.42
Securities                              20,863          21,843           (980)      (4.49)
Loans                                   43,120          38,072          5,048       13.26
Premises and equipment                   1,293           1,051            242       23.03
Other assets                             1,349           1,224            125       10.21
                                   -----------      ----------      ---------
                                   $    75,739      $   66,209      $   9,530       14.39
                                   ===========      ==========      =========

Deposits                           $    67,310      $   58,040      $   9,270       15.97%
Other liabilities                          389             462            (73)     (15.80)
Stockholders' equity                     8,040           7,707            333        4.32
                                   -----------      ----------      ---------
                                   $    75,739      $   66,209      $   9,530       14.39
                                   ===========      ==========      =========

As indicated in the above table, the Company's total assets grew at a rate of 14.39%. Deposit growth of $9,270,000 was primarily invested in loans with the majority of the remainder invested in Federal funds sold. The Company's loan to deposit ratio has remained consistent since December 31, 1999 at approximately 65%. Premises and equipment has increased due to fixed asset purchases associated with the Company's new branch which opened in February of 2000. Stockholders' equity has increased by $333,000 due to net income of $222,000 and decreases of unrealized losses on securities available-for-sale, net of tax, of $111,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Following is a summary of the Company's operations for the periods indicated.

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                          2000              1999                INCREASE (DECREASE)
                                     --------------     ------------      -------------------------------
                                          (DOLLARS IN THOUSANDS)             AMOUNT            PERCENT
                                     -------------------------------      ------------      -------------
Interest income                      $       1,459      $      1,122      $        337         30.04 %
Interest expense                               717               540               177         32.78
                                     -------------      ------------      ------------
Net interest income                            742               582               160         27.49
Provision for loan losses                       32                34                (2)        (5.88)
Other income                                    35                35                 0            --
Other expense                                  569               418               151         36.12
                                     -------------      ------------      ------------
Pretax income                                  176               165                11          6.67
Income taxes                                    65                60                 5          8.33
                                     -------------      ------------      ------------
Net income                           $         111      $        105      $          6          5.71
                                     =============      ============      ============


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                        2000            1999             INCREASE (DECREASE)
                                                     ----------      -----------      -------------------------
                                                        (DOLLARS IN THOUSANDS)          AMOUNT        PERCENT
                                                     ---------------------------      ----------     ----------
Interest income                                      $    2,810      $     2,213      $      597         26.98%
Interest expense                                          1,350            1,104             246         22.28
                                                     ----------      -----------      ----------
Net interest income                                       1,460            1,109             351         31.65
Provision for loan losses                                    73               36              37        102.78
Other income                                                 70               69               1          1.45
Other expense                                             1,099              796             303         38.07
                                                     ----------      -----------      ----------
Pretax income                                               358              346              12          3.47
Income taxes                                                136              123              13         10.57
                                                     ----------      -----------      ----------
Net income                                           $      222      $       223      $       (1)        (0.45)
                                                     ==========      ===========      ==========

As indicated in the above table, the Company's net interest income has increased by $160,000 and $351,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. The Company's net interest margin increased to 4.33% during the first six months of 2000 as compared to 3.83% for the first six months of 1999 and 4.08% for the entire year of 1999. The increase in net interest income and net interest margin is due primarily to the increased volume of average loans. The Company has been able to offset higher interest rates paid on deposits with higher yields earned on loans.

The provision for loan losses decreased by $2,000 and increased by $37,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.25% at June 30, 2000 and December 31, 1999. The allowance for loan losses is maintained at a level that is considered appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2000 and 1999 is as follows:

                                                                                                        JUNE 30,
                                                                                            ---------------------------------
                                                                                                 2000              1999
                                                                                            ---------------   ---------------
                                                                                                 (DOLLARS IN THOUSANDS)
                                                                                            ---------------------------------

Nonaccrual loans                                                                            $           17    $           27
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                             17                 4
Restructured loans                                                                                       0                 0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                           0                 0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                           1                 1
Interest income that was recorded on nonaccrual and restructured loans                                   0                 0


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

Information regarding certain loans and allowance for loan loss data through June 30, 2000 and 1999 is as follows:

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          --------------------------------
                                                                                               2000              1999
                                                                                          ---------------   --------------
                                                                                               (DOLLARS IN THOUSANDS)
                                                                                          --------------------------------
Average amount of loans outstanding                                                       $       41,835    $       28,612
                                                                                          ==============    ==============

Balance of allowance for loan losses at beginning of period                               $          482    $          360
                                                                                          --------------    --------------

Loans charged off
   Commercial and financial                                                               $            0    $            0
   Real estate mortgage                                                                                0                 0
   Instalment                                                                                          7                 0
                                                                                          --------------    --------------
                                                                                                       7                 0
                                                                                          --------------    --------------

Loans recovered
   Commercial and financial                                                                            0                 0
   Real estate mortgage                                                                                0                 0
   Instalment                                                                                          0                 2
                                                                                          --------------    --------------
                                                                                                       0                 2
                                                                                          --------------    --------------

Net charge-offs (recoveries)                                                                           7                (2)
                                                                                          --------------    --------------

Additions to allowance charged to operating expense during period                                     73                36
                                                                                          --------------    --------------

Balance of allowance for loan losses at end of period                                     $          548    $          398
                                                                                          ==============    ==============

Ratio of net loans charged off during the period to
   average loans outstanding                                                                        0.02%            (0.01)%
                                                                                          ==============    ==============

Other income has remained virtually unchanged for the second quarter and first six months of 2000 as compared to the same periods in 1999 as slightly higher service charges on deposit accounts have been offset by slightly lower other miscellaneous fees.

Other expenses increased during the second quarter and first six months of 2000 by $151,000 and $303,000 as compared to the same periods in 1999 due primarily to increased salaries and employee benefits and other operating expenses. Salaries and employee and benefits have increased due to a gradual increase of full time equivalent employees from 14 at the beginning of 1999 to 24 as of June 30, 2000. Other operating expenses have increased due to the overall growth of the Company and the opening of the new branch in 2000. Occupancy and equipment expenses are expected to increase during the remainder of the year as costs associated with the new branch are incurred. The Company also incurred losses on sale of securities available-for-sale of $14,000 during the first six months of 2000 as compared to none during the first six months of 1999.

The Company's provision for income taxes have increased to an effective tax rate of 38% for 2000 as compared to 35% for 1999 as the Company anticipates increased state income taxes in 2000.

Overall, net income has remained virtually the same for the second quarter and first six months of 2000 as compared to the same periods in 1999 as increased net interest income has been substantially offset by increased operating expenses.

                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      The Annual Meeting of Shareholders was held on May 16, 2000.

         (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

                  Catherine M. Amos
                  Jeffrey S. Bagley
                  Danny M. Bennett
                  Michael P. Bennett
                  Bryan L. Bettis
                  Talmadge W. Bolton
                  Thomas L. Bower, III
                  Charles R. Castleberry
                  Charles D. Ingram
                  Herbert A. Lang, Jr.
                  John P. McGruder
                  James J. Myers
                  Timothy M. Perry
                  Danny L. Reid
                  Charles R. Smith
                  Wyatt L. Willingham
                  Jerry M. Wood

         (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder. The shares represented at the meeting (453,654 or 56.71%) voted as follows:

                  1. Proposal to elect the 17 individuals nominated by management as Directors.

                           Director                          For               Against          Abstain
                           --------                          ---               -------          -------
                           Catherine M. Amos                450,154               0              3,500
                           Jeffrey S. Bagley                450,154               0              3,500
                           Danny M. Bennett                 450,154               0              3,500
                           Michael P. Bennett               450,154               0              3,500
                           Bryan L. Bettis                  450,154               0              3,500
                           Talmadge W. Bolton               450,154               0              3,500
                           Thomas L. Bower, III             450,154               0              3,500
                           Charles R. Castleberry           450,154               0              3,500


                           PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED).

                           Director                          For            Against           Abstain
                           --------                          ---            -------           -------
                           Charles D. Ingram                450,154             0              3,500
                           Herbert A. Lang, Jr.             450,154             0              3,500
                           John P. McGruder                 450,154             0              3,500
                           James J. Myers                   450,154             0              3,500
                           Timothy M. Perry                 450,154             0              3,500
                           Danny L. Reid                    450,154             0              3,500
                           Charles R. Smith                 450,154             0              3,500
                           Wyatt L. Willingham              450,154             0              3,500
                           Jerry M. Wood                    450,154             0              3,500

                  2.       Proposal to approve long-term incentive plan.

                                                             For            Against           Abstain
                                                             ---            -------           -------
                                                            448,104            0               5,550


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


                              FORSYTH BANCSHARES, INC.
                                       (Registrant)



DATE:  August 11, 2000        BY:  /s/ Timothy M. Perry
       ---------------             --------------------------------------------
                                   Timothy M. Perry, President and C.E.O.
                                   (Principal Executive Officer)


DATE:  August 11, 2000        BY:  /s/ Holly R. Hunt
       ---------------             --------------------------------------------
                                   Holly R. Hunt, Vice President, Secretary
                                     and Treasurer
                                   (Principal Financial and Accounting Officer)