Form 10QSB
period 2000-09-30
FORSYTH BANCSHARES INC
filed 2000-11-13
CIK 1021479

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    SEPTEMBER 30, 2000
                                              --------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        COMMISSION FILE NUMBER: 333-10909

                            Forsyth Bancshares, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                             58-2231953
-------------------------------                          -----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

         501 TRI-COUNTY PLAZA, HIGHWAYS 9 AND 20, CUMMING, GEORGIA 30040
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 886-9500
                         -------------------------------
                           (Issuer's telephone number)

                                       N/A
            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common
equity, as of November 1, 2000:     800,000; no par value.

Transitional Small Business Disclosure Format         Yes [ ]  No [X]

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2000.....................................       3

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
              INCOME (LOSS) - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999................................       4

           CONSOLIDATED STATEMENT OF CASH FLOWS - NINE
              MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.........................................       5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................       6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................       7

PART II. OTHER INFORMATION

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................      14

         ITEM 5 - OTHER INFORMATION............................................................      14

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............................................      14

         SIGNATURES............................................................................      15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                        ASSETS

Cash and due from banks                                          $  2,895
Interest-bearing deposits in banks                                    168
Federal funds sold                                                  7,430
Securities available-for-sale, at fair value                       20,149
Securities held-to-maturity, fair value of $884                       893

Loans                                                              44,877
Less allowance for loan losses                                        562
                                                                 --------
          Loans, net                                               44,315
                                                                 --------

Premises and equipment                                              1,489
Other assets                                                        1,326
                                                                 --------

          TOTAL ASSETS                                           $ 78,665
                                                                 ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing demand                                   $  8,379
    Interest-bearing demand                                        15,376
    Savings                                                           918
    Time                                                           45,062
                                                                 --------
          TOTAL DEPOSITS                                           69,735
Other liabilities                                                     530
                                                                 --------
          TOTAL LIABILITIES                                        70,265
                                                                 --------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares
     shares authorized, 800,000 issued and outstanding              7,960
    Retained earnings                                                 831
    Accumulated other comprehensive loss                             (391)
                                                                 --------
          TOTAL STOCKHOLDERS' EQUITY                                8,400
                                                                 --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 78,665
                                                                 ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS,
                             EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                            -------------------------     -------------------------

                                                               2000           1999           2000           1999
                                                            ----------     ----------     ----------     ----------

INTEREST INCOME
    Loans                                                   $    1,143     $      836     $    3,207     $    2,241
    Taxable securities                                             290            319            885            989
    Nontaxable securities                                           20             20             60             45
    Deposits in banks                                                6             --             12             --
    Federal funds sold                                             134              9            239            122
                                                            ----------     ----------     ----------     ----------
              TOTAL INTEREST INCOME                              1,593          1,184          4,403          3,397
                                                            ----------     ----------     ----------     ----------

INTEREST EXPENSE
    Deposits                                                       827            526          2,176          1,630
    Other borrowings                                                --             --              2             --
                                                            ----------     ----------     ----------     ----------
              TOTAL INTEREST EXPENSE                               827            526          2,178          1,630
                                                            ----------     ----------     ----------     ----------

              NET INTEREST INCOME                                  766            658          2,225          1,767
PROVISION FOR LOAN LOSSES                                           14             94             87            130
                                                            ----------     ----------     ----------     ----------
              NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                         752            564          2,138          1,637
                                                            ----------     ----------     ----------     ----------

OTHER INCOME
    Service charges on deposit accounts                             39             25             95             75
    Gain on sales of securities available-for-sale                  --              7             --              7
    Other operating income                                           4              3             18             22
                                                            ----------     ----------     ----------     ----------
              TOTAL OTHER INCOME                                    43             35            113            104
                                                            ----------     ----------     ----------     ----------

OTHER EXPENSES
    Salaries and other employee benefits                           281            207            813            578
    Occupancy and equipment expenses                               105             73            274            211
    Loss on sales of securities available-for-sale                  --             --             14             --
    Other operating expenses                                       169            176            553            463
                                                            ----------     ----------     ----------     ----------
              TOTAL OTHER EXPENSES                                 555            456          1,654          1,252
                                                            ----------     ----------     ----------     ----------

              INCOME BEFORE INCOME TAXES                           240            143            597            489

INCOME TAX EXPENSE                                                  90             61            226            184
                                                            ----------     ----------     ----------     ----------

              NET INCOME                                           150             82            371            305
                                                            ----------     ----------     ----------     ----------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Unrealized gains (losses) on securities
      available-for-sale arising during period                     210           (125)           322           (563)
                                                            ----------     ----------     ----------     ----------

              COMPREHENSIVE INCOME (LOSS)                   $      360     $      (43)    $      693     $     (258)
                                                            ==========     ==========     ==========     ==========

BASIC AND DILUTED EARNINGS PER COMMON SHARE                 $     0.19     $     0.10     $     0.46     $     0.38
                                                            ==========     ==========     ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
  (BASIC AND DILUTED)                                          800,000        800,000        800,000        800,000
                                                            ==========     ==========     ==========     ==========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                    $       --     $       --     $       --     $       --
                                                            ==========     ==========     ==========     ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                        2000         1999
                                                                      --------     --------

OPERATING ACTIVITIES
    Net income                                                        $    371     $    305
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                       136           95
        Provision for loan losses                                           87          130
        (Gain) loss on sales of securities available-for-sale               14           (7)
        Other operating activities                                        (161)        (107)
                                                                      --------     --------

              Net cash provided by operating activities                    447          416
                                                                      --------     --------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                            (186)      (5,416)
    Proceeds from maturities of securities available-for-sale              396          674
    Proceeds from sales of securities available-for-sale                   987        2,250
    Proceeds from maturities held-to-maturity                               40          666
    Net increase in interest-bearing deposits in banks                    (168)          --
    Net (increase) decrease in Federal funds sold                       (5,370)       6,730
    Net increase in loans                                               (6,331)      (8,412)
    Purchase of premises and equipment                                    (574)        (119)
                                                                      --------     --------

              Net cash used in investing activities                    (11,206)      (3,627)
                                                                      --------     --------

FINANCING ACTIVITIES
    Net increase in deposits                                            11,695        3,012
                                                                      --------     --------

              Net cash provided by financing activities                 11,695        3,012
                                                                      --------     --------

Net increase (decrease) in cash and due from banks                         936         (199)

Cash and due from banks at beginning of period                           1,959        1,326
                                                                      --------     --------

Cash and due from banks at end of period                              $  2,895     $  1,127
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

         The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

LIQUIDITY AND CAPITAL RESOURCES

Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements at September 30, 2000. At September 30, 2000, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) for the Bank was approximately 45% and the loan to deposit ratio was approximately 64%. As the portfolio grows, management will continue to monitor the liquidity of the Bank and the Company and make adjustments as deemed necessary. Investing the Bank's available funds in loans and other high yielding securities will increase the Bank's earning potential.

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

                                                    ACTUAL
                                           ---------------------------
                                                          THE CITIZENS
                                             FORSYTH         BANK OF        REGULATORY
                                           BANCSHARES        FORSYTH         MINIMUM
                                              INC.           COUNTY        REQUIREMENT
                                           ----------     ------------     -----------

         Leverage capital ratios             11.30%           9.80%           4.00%
         Risk-based capital ratios:
            Tier I capital                   17.17           15.01            4.00
            Total capital                    17.82           16.13            8.00

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                  SEPTEMBER 30,   DECEMBER 31,
                                       2000          1999            INCREASE (DECREASE)
                                  -------------   ------------     -----------------------
                                     (DOLLARS IN THOUSANDS)         AMOUNT        PERCENT
                                  ----------------------------     --------       --------

Cash and due from banks              $  3,063       $  1,959       $  1,104          56.36%
Federal funds sold                      7,430          2,060          5,370         260.68
Securities                             21,042         21,843           (801)         (3.67)
Loans                                  44,315         38,072          6,243          16.40
Premises and equipment                  1,489          1,051            438          41.67
Other assets                            1,326          1,224            102           8.33
                                     --------       --------       --------
                                     $ 78,665       $ 66,209       $ 12,456          18.81
                                     ========       ========       ========

Deposits                             $ 69,735       $ 58,040       $ 11,695          20.15%
Other liabilities                         530            462             68          14.72
Stockholders' equity                    8,400          7,707            693           8.99
                                     --------       --------       --------
                                     $ 78,665       $ 66,209       $ 12,456          18.81
                                     ========       ========       ========

As indicated in the above table, the Company's total assets grew at a rate of 18.81%. Deposit growth of $11,695,000 was primarily invested in loans with the majority of the remainder invested in Federal funds sold. The Company's loan to deposit ratio has remained consistent since December 31, 1999 at approximately 65%. Premises and equipment has increased due to fixed asset purchases associated with the Company's new branch which opened in February of 2000 and the purchase of land for future branch expansion. Stockholders' equity has increased by $693,000 due to net income of $371,000 and decreases of unrealized losses on securities available-for-sale, net of tax, of $322,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Following is a summary of the Company's operations for the periods indicated.

                                   THREE MONTHS ENDED
                                     SEPTEMBER 30,
                                  2000            1999         INCREASE (DECREASE)
                                 ------          ------      -----------------------
                                 (DOLLARS IN THOUSANDS)      AMOUNT          PERCENT
                                 ----------------------      ------          -------

Interest income                  $1,593          $1,184      $  409           34.54%
Interest expense                    827             526         301           57.22
                                 ------          ------      ------
Net interest income                 766             658         108           16.41
Provision for loan losses            14              94         (80)         (85.11)
Other income                         43              35           8           22.86
Other expense                       555             456          99           21.71
                                 ------          ------      ------
Pretax income                       240             143          97           67.83
Income taxes                         90              61          29           47.54
                                 ------          ------      ------
Net income                       $  150          $   82      $   68           82.93
                                 ======          ======      ======

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                         2000            1999            INCREASE (DECREASE)
                                        ------          ------          ----------------------
                                        (DOLLARS IN THOUSANDS)          AMOUNT         PERCENT
                                        ----------------------          ------         -------

Interest income                         $4,403          $3,397          $1,006           29.61%
Interest expense                         2,178           1,630             548           33.62
                                        ------          ------          ------
Net interest income                      2,225           1,767             458           25.92
Provision for loan losses                   87             130             (43)         (33.08)
Other income                               113             104               9            8.65
Other expense                            1,654           1,252             402           32.11
                                        ------          ------          ------
Pretax income                              597             489             108           22.09
Income taxes                               226             184              42           22.83
                                        ------          ------          ------
Net income                              $  371          $  305          $   66           21.64
                                        ======          ======          ======

As indicated in the above table, the Company's net interest income has increased by $108,000 and $458,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. The Company's net interest margin increased to 4.26% during the first nine months of 2000 as compared to 3.99% for the first nine months of 1999 and 4.08% for the entire year of 1999. The increase in net interest income and net interest margin is due primarily to the increased volume of average loans. The Company has been able to offset higher interest rates paid on deposits with higher yields earned on loans.

The provision for loan losses decreased by $80,000 and $43,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.25% at September 30, 2000 and December 31, 1999. The allowance for loan losses is maintained at a level that is considered appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2000 and 1999 is as follows:

                                                                                SEPTEMBER 30,
                                                                            ---------------------
                                                                            2000              1999
                                                                            ----              ----
                                                                            (DOLLARS IN THOUSANDS)
                                                                            ----------------------

Nonaccrual loans                                                            $ 16               $ 26
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                    8                  2
Restructured loans                                                             0                  0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                 0                  0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                 2                  2
Interest income that was recorded on nonaccrual and restructured loans         0                  0


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

Information regarding certain loans and allowance for loan loss data through September 30, 2000 and 1999 is as follows:

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           ----------------------
                                                                             2000          1999
                                                                           --------      --------
                                                                           (DOLLARS IN THOUSANDS)
                                                                           ----------------------

Average amount of loans outstanding                                        $ 42,621      $ 31,171
                                                                           ========      ========

Balance of allowance for loan losses at beginning of period                $    482      $    360
                                                                           --------      --------

Loans charged off
   Commercial and financial                                                $      0      $     40
   Real estate mortgage                                                           0            --
   Instalment                                                                     7             1
                                                                           --------      --------
                                                                                  7            41
                                                                           --------      --------

Loans recovered
   Commercial and financial                                                       0            --
   Real estate mortgage                                                           0            --
   Instalment                                                                     0             2
                                                                           --------      --------
                                                                                  0             2
                                                                           --------      --------

Net charge-offs                                                                   7            39
                                                                           --------      --------

Additions to allowance charged to operating expense during period                87           130
                                                                           --------      --------

Balance of allowance for loan losses at end of period                      $    562      $    451
                                                                           ========      ========

Ratio of net loans charged off during the period to
   average loans outstanding                                                    .02%         0.13%
                                                                           ========      ========

Other income has increased slightly for the third quarter and first nine months of 2000 as compared to the same periods in 1999 due to primarily to increased service charges on deposit accounts.

Other expenses increased during the third quarter and first nine months of 2000 by $99,000 and $402,000 as compared to the same periods in 1999 due primarily to increased salaries and employee benefits and other operating expenses. Salaries and employee benefits have increased due to a gradual increase of full time equivalent employees from 14 at the beginning of 1999 to 25 as of September 30, 2000. Other operating expenses have increased due to the overall growth of the Company and the opening of the new branch in 2000. Occupancy and equipment expenses have increased and are expected to continue to increase during the remainder of the year as costs associated with the new branch are incurred. The Company also incurred losses on sale of securities available-for-sale of $14,000 during the first nine months of 2000 as compared to none during the first nine months of 1999.

The Company's provision for income taxes has increased during the third quarter and first nine months of 2000 by $29,000 and $42,000 as compared to the same periods in 1999 due to higher pretax income.

Overall, net income has increased by $68,000 and $66,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999 as increased net interest income and reduced loan loss provisions have been offset by increased operating expenses.

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


DATE: November 10, 2000         BY: /s/ Timothy M. Perry
      -----------------             --------------------------------------------
                                    Timothy M. Perry, President and C.E.O.
                                    (Principal Executive Officer)


DATE: November 10, 2000         BY: /s/ Holly R. Hunt
      -----------------             --------------------------------------------
                                    Holly R. Hunt, Vice President, Secretary
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)