Form 10KSB
period 2000-12-31
FORSYTH BANCSHARES INC
filed 2001-03-30
CIK 1021479

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                       -----------------------------------
                                   FORM 10-KSB
                       -----------------------------------

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  the  issuer's revenues for its most recent fiscal year:  $6,180,249.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 13, 2001, the aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant based solely on the initial public offering price, was approximately $8,000,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 2001, there were 800,000 shares of the Registrant's common stock outstanding.

     Documents  Incorporated  by  Reference:
     - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I and II.
     - Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 22, 2001 are incorporated by reference into Part III.
================================================================================

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

GENERAL

     The Company is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and with the Department of Banking and Finance of the State of Georgia (the "DBF") under the Georgia Financial Institutions Code (the "Financial Institutions Code"). The Company had total consolidated assets of $82.6 million, total deposits of $73.3 million and total stockholders equity of $8.8 million at December 31, 2000. Through its wholly-owned subsidiary, The Citizens Bank of Forsyth County (the "Bank"), the Company operates a commercial banking business in Forsyth County, Georgia.

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

     The organizers of the Company and the Bank (the "Organizers") chose a holding company structure under which the Company acquired all of the capital stock of the Bank because, in the judgment of management, the holding company structure provides flexibility that would not otherwise be available. The holding company structure can assist the Bank in maintaining its required capital ratios because, subject to compliance with Federal Reserve Board debt guidelines, the Company may borrow money and contribute the proceeds to the Bank as primary capital. Moreover, a holding company may engage in certain non-banking activities that the Federal Reserve Board has deemed to be closely related to banking. See "-- Supervision and Regulation." In addition, in 1999 Congress enacted major changes in the regulation of financial services activities, which in the future could allow the Company to provide non-banking financial services. See "--The Company--The Gramm-Leach-Bliley Act of 1999."

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

LOCATION  AND  SERVICE  AREA

     The Bank is a general commercial and retail banking business, emphasizing the needs of small to medium-sized businesses, professional concerns and individuals, primarily in Cumming, Georgia and the surrounding area, including Forsyth County. The principal executive offices and telephone number of both the Company and the Bank are located at 501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia 30040, (770) 886-9500. During the first quarter of 2000, the Bank opened a temporary branch banking facility at 5140 Highway 9, Alpharetta, Georgia 30005, which is in the Midway community in south Forsyth County. Construction of a 4000 square feet permanent facility is underway, and it is anticipated that the permanent Midway facility will be completed in June 2001. The Company also purchased a site in the Free Home community in Cherokee County, Georgia in September 2000, and plans are currently being finalized to open a second branch facility there during 2001.

     At present, the Bank's primary service area is Forsyth County, Georgia, which is located in North Georgia. Forsyth County was named Georgia's fastest growing, and the nation's second fastest growing, county in a recent report issued by the U.S. Census Bureau. The estimated total population of Forsyth County grew from 44,083 in 1990 to 98,407 in 2000, a growth rate of 123%. The only major city in the county is Cumming, Georgia, which may be reached via major highways including Georgia Highways 9, 20, 141, 306, 369 and 400.

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

DEPOSITS

     The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Forsyth County Area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and governmental authorities. As of December 31, 2000, the Bank's deposits were allocated among certain categories as follows: 12% demand deposits, 22% NOW accounts, 66% time and savings deposits.

LENDING  ACTIVITIES

     General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to small to medium-sized businesses, professional concerns and individuals that are located in or conduct a substantial portion of their business in the Bank's market area. As of December 31, 2000, the Bank's loans were allocated as follows: 66% real estate loans, 15.5% commercial loans and 18.5% consumer and other loans.

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

     Lending Limit. Under the Financial Institutions Code, the Bank is limited in the amount it can loan to a single borrower by the amount of the Bank's statutory capital base. The limit is 15% of the statutory capital base unless each loan in excess of 15% of the capital base is approved by the Bank's Board of Directors, or a committee thereof, and unless the entire amount of the loan is secured by good collateral or other ample security. In no event, however, may the aggregate amount loaned to any borrower exceed 25% of the Bank's statutory capital base, subject to certain exceptions relating to the type and adequacy of the collateral for such loan. In estimating the loans to any individual, the Bank must take into account all amounts loaned to firms and partnerships of which the individual is a member. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. The Bank does not have any internal policy restrictions concerning loans to one borrower other than the limits imposed by the Financial Institutions Code and those relating to loans to affiliates. See "--Supervision and Regulation--The Bank--Transactions With Affiliates and Insiders." Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

     Under an amendment to these rules that became effective on March 24, 2000, a bank may petition the DBF for approval to utilize the limits applicable to national banks regarding loans to a single person or corporation in lieu of the limits fixed by the Financial Institutions Code. At this point, the Bank has not requested such approval from the DBF. Under this same amendment, the DBF was given the authority to issue regulations prescribing less restrictive lending limits, for banks meeting certain financial and management criteria, than the limits fixed by the Financial Institutions Code.

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

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Forsyth County Area and elsewhere. As of December 31, 2000, there were 14 commercial banks, with 30 commercial bank branches and one credit union operating in Forsyth County. A number of these competitors are well-established in the Forsyth County Area. Most of these institutions have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not currently provide nor expect to provide. In addition, non-depository institution competitors are generally not subject to the extensive regulations applicable to the Company and the Bank. Recent federal legislation permits commercial banks to establish operations nationwide, further increasing competition from out-of-state financial institutions. Furthermore, recently enacted Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia, thus creating further opportunities for other financial institutions to compete with the Bank. As of July 1, 1998, banks may establish branch banks statewide without limitation. See "Supervision and Regulation--The Bank--Branching." In addition, on-line computer banking via the Internet or otherwise may also become an increasing source of competition for community financial institutions such as the Bank. As a result of these competitive factors, the Bank may from time to time be required to pay higher rates of interest to attract deposits. Management believes that the Bank will be able to compete effectively with these institutions in the Bank's proposed markets, but no assurances can be given in this regard.

     Forsyth County is a rapidly growing market area. Currently, the Bank is one of only two locally owned and operated banks in Forsyth County. Management believes that this enhances the Bank's ability to maintain strong local support and to continue its growth.

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

THE  COMPANY

     General. Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the BHCA and the Financial Institutions Code. During periods prior to 2000, the activities of the Company were also restricted by The Banking Act of 1933, better known as the Glass-Steagall Act (the "Glass-Steagall Act"), which is discussed below. However, on November 12, 1999, the most important provisions of the Glass-Steagall Act that restricted the Company's activities were repealed by Public Law No. 106-102, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). The GLB Act replaced the prior restrictions with a regulatory regime intended to facilitate affiliations among banking, securities, insurance and other financial services firms. Most of these changes became effective 120 days after enactment. See "--The Gramm-Leach-Bliley Act of 1999."

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

     Subject to the changes made by the GLB Act, the BHCA generally prohibits a bank holding company from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in securities brokerage and limited insurance activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare.

     The  Company  is  a  legal  entity  separate  and  distinct  from the Bank.
However, various legal restrictions that affect the Bank's lending activities are also applicable to the Company. In particular, the Company is also subject to Sections 23A and 23B of the Federal Reserve Act in dealing with affiliates and insiders. See "--The Bank--Transactions With Affiliates and Insiders."

     The Federal Reserve imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "-- Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company may be able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company, although the ability of the Bank to pay dividends is subject to regulatory restrictions. See "--The Bank--Dividends." The Company may also be able to raise capital for contribution to the Bank by issuing securities, subject to compliance with federal and state securities laws.

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

     The Federal Reserve and the Secretary of the Treasury are authorized to determine which activities meet these standards. However, the GLB Act specifically lists certain activities as being financial in nature. Some of these activities are: lending, exchanging, transferring, investing for others or safeguarding money or securities; insuring, guaranteeing or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities and acting as principal, agent or broker for these purposes in any state; providing financial, investment or economic advice; issuing or selling interests in pools of assets that a bank could hold directly;
underwriting, dealing in or making markets in securities; engaging in any activity that the Federal Reserve had determined as of the enactment date of the GLB Act to be related closely to banking; and engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve found as of the enactment date of the GLB Act that the activity was usual in connection with banking or other financial operations internationally.

     The GLB Act also adopts the concept of "functional regulation" with respect to the activities of FHC subsidiaries. For example, the GLB Act reaffirms the McCarran-Ferguson Act, recognizing the primacy and legal authority of the states to regulate insurance activity. Accordingly, insurance activities of a FHC's insurance subsidiary will principally be subject to "functional regulation" by state insurance regulators. The GLB Act preserves the role of the Federal Reserve as the "umbrella" supervisor for bank holding companies, but limits the Board's authority to examine non-bank subsidiaries that are subject to "functional regulation."

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

     The Company does not believe that the GLB Act will negatively affect the operations of the Company or the Bank. However, to the extent that the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger, diversified financial companies that offer a wider variety of financial services than the Company currently offers. This could in turn result in increased competition within the Company's market area. However, the GLB Act also provides opportunities for the Company to expand and diversify its activities to meet such competition. Accordingly, the Company is in the process of filing an election to become a FHC pursuant to regulations issued under the GLB Act. See "--Legislative and Regulatory Changes."

     Source of Strength. In accordance with a Policy Statement of the Federal Reserve and Regulation Y, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank during periods of "financial stress and adversity" in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

     The Financial Institutions Code and applicable provisions of federal law allow interstate banking by permitting bank holding companies to acquire Georgia banking organizations so long as the Georgia-based banks to be acquired have been in existence and continuously operated as banks for five years or more. Georgia bank holding companies are likewise permitted to acquire banking organizations in other states, subject to similar aging requirements. Banks located in substantially all states also may merge or consolidate with Georgia-based banks that satisfy the five year age requirement. Following such mergers or consolidations, the resulting bank may expand in each state where its predecessors were located, subject to the branching laws of that particular state. Those acquisitions and transactions are generally subject to federal and Georgia approval as described above. See "-- The Bank--Branching."

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

     Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Insurance premiums are established on the basis of risk, where the institutions posing the highest risk of failure pay higher premiums than those posing a lower risk of failure. Since BIF reached its designated reserve ratio ($1.25 for every $100.00 of insured deposits) in mid-1995, the FDIC lowered the BIF assessments. The current rates range from zero to twenty-seven cents per $100.00 of insured deposits. The applicable rates are based on a matrix developed by the FDIC that places institutions into one of three categories based on their capital group. See "--Capital Regulations." Because the Bank is classified as "well capitalized" it is placed in capital category 1, which results in a lower assessment rate. Within each capital category, each institution is assigned to one of three subgroups based on the FDIC's consideration of supervisory evaluations provided by the institution's primary Federal regulator. The FDIC can also consider any other information, such as state regulatory examinations, which it deems appropriate. Increases in deposit insurance premiums will increase the Bank's cost of funds, and there can be no assurance that deposit insurance premiums will not increase in the future.

     Pursuant to the Federal Deposit Insurance Funds Act of 1996, commercial banks are also required to pay part of the interest on the Financing Corporation's ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980s. As a result, commercial bank deposits are now also subject to a special assessment on BIF assessable deposits by FICO upon the approval by the FDIC Board ("FICO Assessment") of such assessment. The Bank's FICO Assessment for 2000 was $12,810, and management believes that it will be at least approximately $16,630 for 2001.

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

     Dividends. The principal source of the Company's cash revenues comes from dividends received from the Bank. Under the Financial Institutions Code, cash dividends on the Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which the Bank's paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the DBF's current rules and regulations require prior DBF approval before cash dividends may be declared and paid if: (i) the Bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's assets classified as adverse as to repayment or recovery by the DBF in the most recent examination of the Bank exceeds 80% of the Bank's equity capital as reflected at such examination.

     In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution such as the Bank from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in the applicable regulations.

     Branching. In previous years the Bank operated only from its main office in Cumming, Georgia. During the first quarter of 2000, the Bank established a temporary branch office in the Forsyth County community known as Midway. A permanent branch facility is currently under construction and scheduled for completion in June 2001. In addition, in September 2000 the Company acquired a site for an additional branch office in the Cherokee County community known as Free Home. Plans are currently being finalized to open a temporary branch office at this site during 2001.

     Recent Georgia legislation has greatly diminished the historical legal restrictions on establishing branch banks across county lines in Georgia. Under Georgia law as of July 1, 1998, banks may establish branch banks statewide without limitation subject to prior regulatory approval. Such approval is granted under the same criteria applied to the establishment of a de novo bank. In addition, the Company, with prior regulatory approval, is permitted to acquire interests in and operate banks throughout the state provided such banks have been in existence for five years. Any bank that can be acquired by the Company under these rules could also be merged into the Bank such that its offices would then be operated as branches of the Bank. The Bank has opened one branch office (the temporary Midway branch) and currently plans to open a second branch in the Free Home community of Cherokee County during 2001. Depending upon profitability and community needs, additional branches may be opened in the future.

     Community Reinvestment Act. The Company and the Bank are subject to the provisions of the CRA and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low and moderate income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution that has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution; or (vi) expand other activities, including engaging in financial services activities authorized by the GLB Act. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, or to become a FHC, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. The Company received a "satisfactory rating" in its most recent CRA examination.

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

CAPITAL  REGULATIONS

     The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either entity will be subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier 1 Capital. Tier 1 Capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 Capital includes the excess of any preferred stock not included in Tier 1 Capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

     FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks that requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of not less than 5%, a Tier 1 Capital risk-based ratio of not less than 6% and a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Bank currently qualifies as "well-capitalized," and as of December 31, 2000 had a leverage ratio of 11.71%, a Tier 1 Capital risk-based ratio of 17.53% and a total risk-based capital ratio of 18.63%.

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

     The Federal Reserve has also established independent capital adequacy quidelines for bank holding companies. However, if a bank holding company has less than $150,000,000 in consolidated assets, is not engaged in non-bank activities involving significant publicly held debt in relation to equity
(leverage) and does not have a parent company with significant publicly held debt, the capital adequacy guideless are applied on a bank only basis. The Company currently comes within this exception.

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

     Effective on March 24, 2000, the DBF issued a revised Statement of Policy (the "DBF Statement") setting out comprehensive policies regarding financial institutions in Georgia. With respect to capital regulation, the DBF Statement states that its goal is to " eliminate differences in the definitions of capital, assets, and related terms between the Department and Federal agencies." Toward this end, the DBF Statement adopted the "definition of Tier 1 Capital contained in Part 325 of the Federal Deposit Insurance Corporation Rules and Regulations [as] the definition of capital for purposes of this policy on capital adequacy." The DBF Statement also adopted the definition of "Total
Assets"  found  in  Part  325  of  the  FDIC's  Rules  and  Regulations.

     The DBF Statement generally requires a Tier 1 Capital to Total Assets ratio of at least 4.5%. However, banks having less than $3,000,000 Tier 1 Capital are required to maintain a ratio of at least 5.5%, and banks having less than $2,000,000 in Tier 1 Capital are required to maintain a ratio of at least 6.5%. Any banks having a Tier 1 Capital ratio below these minimum levels will be required to immediately provide for an injection of additional equity capital. The DBF Statement further provides that "even for institutions determined to be financially sound, well managed, and diversified " the DBF may require higher levels of capitalization based on a "qualitative analysis" of the circumstances under which the institution is operating or is forecast to operate.

     The DBF Statement includes separate capital adequacy guidelines for bank holding companies. However, the DBF Statement adopts the Federal Reserve's exception under which the capital adequacy of certain bank holding companies having less than $150,000,000 in consolidated assets is considered on a bank only basis. The Company currently comes within this exception.

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

LEGISLATIVE  AND  REGULATORY  CHANGES

     The regulatory changes enacted by the GLB Act present new opportunities for the Company to engage in securities, insurance and financial activities, and the Company is in the process of filing an election to become a FHC. The Company does not have any plans to engage in such activities under active review or consideration. However, the Company may consider such activities in the future if management determines that such activities are in the Company's best interest, and are financially and operationally feasible.

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

EFFECT  OF  GOVERNMENTAL  MONETARY  POLICIES

     The earnings of the Bank will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

EMPLOYEES

     The Bank had 26 full-time and 1 part-time employees at December 31, 2000. The Company does not have any employees other than its officers.

ITEM  2.     PROPERTIES

     The site of the Bank's principal facility is located at 501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia 30040. The Company leases its principal facility consisting of approximately 6,000 square feet under a Sublease Agreement, as amended, with NationsBank, N.A. (South), the initial term of which ended on August 31, 2000. However, the Bank has exercised its option under the Sublease Agreement to extend the term for an additional 5 years and 4 months. The base annual rent under the sublease was $69,525 in 1998, $71,611 in 1999 and $73,759 in 2000, and it is anticipated that rental expense for 2001 will be $75,972. The main office facilities include a teller line, customer service area, offices for the Bank's lenders and officers, a vault with safe deposit boxes, drive-in teller lanes, and a drive-up automated teller machine.

     In addition to the Bank's principal facility, the Company has constructed a temporary branch facility that it leases to the Bank. The site of the Bank's temporary branch facility is located at 5140 Highway 9, Alpharetta, Georgia, which is in the Forsyth County community of Midway. The Company purchased the site consisting of approximately 3.87 acres in October of 1998 for a purchase price of $607,892. While the temporary branch currently consists of only a modular unit, the Company is in the process of constructing a 4000 square foot permanent branch office with facilities similar to those of the main office. The modular unit will continue to be used as a temporary branch office until the construction of the permanent facility is completed. The Company currently anticipates that construction of the permanent Midway branch facility will be completed in June 2001. The Company also purchased a site consisting of approximately 2.06 acres in September of 2000 for a purchase price of $235,000 in the Cherokee County community of Free Home. The Company is currently finalizing plans to open a temporary branch facility at this site during 2001.

ITEM  3.     LEGAL  PROCEEDINGS

     There  are  no  pending  legal  matters.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

     Information required by this item is set forth under the heading "Market for the Company's Common Stock and Related Shareholder Matters" on page 46 in the Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FORSYTH BANCSHARES, INC.

     Information required by this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 19 in the Annual Report to Shareholders for the year ended December 31, 2000 and is incorporated herein by reference.

ITEM  7.     FINANCIAL  STATEMENTS

Information required by this item is set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 21 through 45 and in the "Independent Auditor's Report" on page 20 in the Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's Annual Meeting to be held on May 22, 2001, and is incorporated herein by reference.

ITEM  10.     EXECUTIVE  COMPENSATION

     Information required by this item is set forth under the heading "Director Compensation" and under the heading "Executive Compensation" of the definitive proxy statement for the Company's Annual Meeting to be held on May 22, 2001, and is incorporated herein by reference.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Common Stock Ownership of Certain Beneficial Owners" of the definitive proxy statement for the Company's Annual Meeting to be held on May 22, 2001, and is incorporated herein by reference.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information required by this item is set forth under the heading "Certain Transactions and Business Relationships" of the definitive proxy statement for the Company's Annual Meeting to be held on May 22, 2001, and is incorporated herein by reference.

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
              REPORTS  ON  FORM  8-K

     (A)  THE  FOLLOWING  DOCUMENTS  ARE  FILED  AS  PART  OF  THIS  REPORT:

(A)(1)  FINANCIAL  STATEMENTS

     The following financial statements of the Company and the independent auditors' report thereon are included in the Company's 2000 Annual Report to Shareholders and are incorporated by reference in Item 7 hereof:

Consolidated  Balance  Sheets  as  of  December  31,  2000  and  1999.

Consolidated Statements of Income for the years ended December 31, 2000 and 1999.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2000 and 1999.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999.

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

10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996.(1)

10.5. Employment Agreement by and between the Company and David H. Denton dated June 28, 1996.(1)

13.1     The  following  sections  of  the  2000  Annual Report to Shareholders:
          -    Market  for  the  Company's  Common Stock and Related Shareholder
               Matters.
          - Management's Discussion and Analysis of Results of Operations and Financial Condition.
          -    Independent  Auditor's  Report.
          - Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

21.1     Subsidiaries  of  the  Company.

__________________
(1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).

        (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FORSYTH  BANCSHARES,  INC.


                                By:     /s/  Timothy  M.  Perry
                                   ---------------------------------------------
                                       Timothy  M.  Perry
                                       President  and  Chief  Executive  Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



        Signature                          Title                      Date
        ---------                          -----                      -----

 /s/ Catherine M. Amos       Director                            March 28, 2001
---------------------------
    Catherine M. Amos

 /s/ Jeffrey S. Bagley       Vice Chairman of the Board          March 28, 2001
---------------------------
    Jeffrey S. Bagley

 /s/ Danny M. Bennett        Director                            March 28, 2001
---------------------------
     Danny M. Bennett

 /s/ Michael P. Bennett      Director                            March 28, 2001
---------------------------
    Michael P. Bennett

 /s/ Bryan L. Bettis         Director                            March 28, 2001
---------------------------
    Bryan L. Bettis

 /s/ Talmadge W. Bolton      Director                            March 28, 2001
---------------------------
    Talmadge W. Bolton

 /s/ Thomas L. Bower III     Director                            March 28, 2001
---------------------------
    Thomas L. Bower III

 /s/ Charles R. Castleberry  Director                            March 28, 2001
---------------------------
     Charles R. Castleberry

 /s/ Holly R. Hunt           Chief Financial Officer             March 28, 2001
---------------------------
    Holly R. Hunt

 /s/ Charles D. Ingram       Director                            March 28, 2001
---------------------------
    Charles D. Ingram

 /s/ Herbert A. Lang, Jr.    Director                            March 28, 2001
---------------------------
    Herbert A. Lang, Jr.

 /s/ John P. McGruder        Director                            March 28, 2001
---------------------------
    John P. McGruder

 /s/ James J. Myers          Chairman of the Board               March 28, 2001
---------------------------
    James J. Myers

 /s/ Timothy M. Perry        President, Chief Executive Officer  March 28, 2001
---------------------------  and Director
    Timothy M. Perry

 /s/ Danny L. Reid           Director                            March 28, 2001
---------------------------
    Danny L. Reid

 /s/ Charles R. Smith        Director                            March 28, 2001
---------------------------
    Charles R. Smith

 /s/ Wyatt L. Willingham     Director                            March 28, 2001
---------------------------
    Wyatt L. Willingham

 /s/ Jerry M. Wood           Director                            March 28, 2001
---------------------------
    Jerry M. Wood

 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
    15(D) OF THE SECURITIES ACT OF 1933, AS AMENDED, (THE "ACT") BY REGISTRANTS
                      WHICH HAVE NOT REGISTERED SECURITIES
                        PURSUANT TO SECTION 12 OF THE ACT


     Subsequent to the filing of this Annual Report on Form 10-KSB, the Company will distribute to its securities holders an Annual Report to Shareholders and Proxy Statement in connection with its 2001 Annual Meeting of Shareholders. The Company will furnish four copies of such materials to the Commission when such materials are sent to the shareholders.

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

10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996.(1)

10.5. Employment Agreement by and between the Company and David H. Denton dated June 28, 1996.(1)

13.1     The  following  sections  of  the  2000  Annual Report to Shareholders:
          -    Market  for  the  Company's  Common Stock and Related Shareholder
               Matters.
          - Management's Discussion and Analysis of Results of Operations and Financial Condition.
          -    Independent  Auditor's  Report.
          - Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

21.1     Subsidiaries  of  the  Company.

__________________
(1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).