Form 10QSB
period 2001-03-31
FORSYTH BANCSHARES INC
filed 2001-05-15
CIK 1021479

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001
                                                 --------------

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

         501 TRI-COUNTY PLAZA, HIGHWAYS 9 AND 20, CUMMING, GEORGIA 30040
        -----------------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2001: 800,000; no par value.

Transitional Small Business Disclosure Format         Yes [ ] No [X]

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----

PART I.           FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET - MARCH 31, 2001.....................................3

                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                         INCOME - THREE MONTHS ENDED MARCH 31, 2001 AND 2000.........................4

                     CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
                         MONTHS ENDED MARCH 31, 2001 AND 2000........................................5

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................6

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................7

PART II.          OTHER INFORMATION

                  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................13

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........................................13

                  SIGNATURES........................................................................14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                  (DOLLARS IN THOUSANDS)

                        ASSETS

Cash and due from banks                                                  $  1,872
Interest-bearing deposits in banks                                            175
Federal funds sold                                                         10,731
Securities available-for-sale, at fair value                               22,375
Securities held-to-maturity, fair value of $346                               342

Loans                                                                      51,303
Less allowance for loan losses                                                644
                                                                         --------
          Loans, net                                                       50,659
                                                                         --------

Premises and equipment                                                      1,746
Other assets                                                                1,167
                                                                         --------

          TOTAL ASSETS                                                   $ 89,067
                                                                         ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing                                                  $  8,931
    Interest-bearing                                                       70,534
                                                                         --------
          TOTAL DEPOSITS                                                   79,465
Other liabilities                                                             509
                                                                         --------
          TOTAL LIABILITIES                                                79,974
                                                                         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares
       shares authorized, 800,000 issued and outstanding                    7,960
    Retained earnings                                                       1,074
    Accumulated other comprehensive income                                     59
                                                                         --------
          TOTAL STOCKHOLDERS' EQUITY                                        9,093
                                                                         --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 89,067
                                                                         ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                               (DOLLARS IN THOUSANDS,
                                                                               EXCEPT PER SHARE DATA)

                                                                                2001            2000
                                                                              --------        --------

INTEREST INCOME
    Loans                                                                     $  1,250        $    999
    Taxable securities                                                             310             301
    Nontaxable securities                                                           20              20
    Federal funds sold                                                              83              29
    Interest-bearing deposits in banks                                               5               1
                                                                              --------        --------
              TOTAL INTEREST INCOME                                              1,668           1,350
                                                                              --------        --------

INTEREST EXPENSE
    Deposits                                                                       940             631
    Other borrowings                                                                --               2
                                                                              --------        --------
              TOTAL INTEREST EXPENSE                                               940             633
                                                                              --------        --------

              NET INTEREST INCOME                                                  728             717
PROVISION FOR LOAN LOSSES                                                           55              41
                                                                              --------        --------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  673             676
                                                                              --------        --------

OTHER INCOME
    Service charges on deposit accounts                                             51              26
    Gains (losses) on sales of securities available-for-sale                         3             (14)
    Other operating income                                                          17              10
                                                                              --------        --------
              TOTAL OTHER INCOME                                                    71              22
                                                                              --------        --------

OTHER EXPENSES
    Salaries and other employee benefits                                           335             261
    Occupancy and equipment expenses                                               114              80
    Other operating expenses                                                       196             176
                                                                              --------        --------
              TOTAL OTHER EXPENSES                                                 645             517
                                                                              --------        --------

              INCOME  BEFORE INCOME TAXES                                           99             181

INCOME TAX EXPENSE                                                                  33              71
                                                                              --------        --------

              NET INCOME                                                            66             110
                                                                              --------        --------

OTHER COMPREHENSIVE INCOME, NET OF TAX
    Unrealized gains on securities available-for-sale
      arising during period                                                        199              97
                                                                              --------        --------

              COMPREHENSIVE INCOME                                            $    265        $    207
                                                                              ========        ========

BASIC AND DILUTED EARNINGS PER SHARE                                          $   0.08        $   0.14
                                                                              ========        ========

CASH DIVIDENDS PER SHARE                                                      $     --        $     --
                                                                              ========        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                               (DOLLARS IN THOUSANDS)
                                                                                2001            2000
                                                                              --------        --------

OPERATING ACTIVITIES
    Net income                                                                $     66        $    110
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                58              36
        Provision for loan losses                                                   55              41
        (Gain) loss on sales of securities available-for-sale                       (3)             14
        Other operating activities                                                 (26)           (184)
                                                                              --------        --------

              Net cash provided by operating activities                            150              17
                                                                              --------        --------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                  (4,014)           (186)
    Proceeds from maturities of securities available-for-sale                    5,351             137
    Proceeds from sales of securities available-for-sale                         1,503             987
    Proceeds from maturities of securities held-to-maturity                        515              13
    Net increase in interest-bearing deposits in banks                              (4)             --
    Net increase in federal funds sold                                          (7,181)         (1,420)
    Net increase in loans                                                       (2,999)         (2,910)
    Purchase of premises and equipment                                            (229)           (279)
                                                                              --------        --------

              Net cash used in investing activities                             (7,058)         (3,658)
                                                                              --------        --------

FINANCING ACTIVITIES
    Net increase in deposits                                                     6,205           4,336
                                                                              --------        --------

              Net cash provided by financing activities                          6,205           4,336
                                                                              --------        --------

Net increase (decrease) in cash and due from banks                                (703)            695

Cash and due from banks at beginning of period                                   2,575           1,959
                                                                              --------        --------

Cash and due from banks at end of period                                      $  1,872        $  2,654
                                                                              ========        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

         The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 had no material effect on the Company's earnings or financial position.

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of Forsyth Bancshares, Inc. and its bank subsidiary, The Citizens Bank of Forsyth County, during the periods included in the accompanying consolidated financial statements.

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

LIQUIDITY AND CAPITAL RESOURCES

We consider our liquidity to be adequate to meet operating and loan funding requirements at March 31, 2001. At March 31, 2001, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 44% and the loan to deposit ratio was approximately 65%. As the loan portfolio grows, we will continue to monitor liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding interest securities will increase earnings potential.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceed the regulatory minimums on capital requirements and ratios. However, as we continue to grow and the loan portfolio increases, these ratios should adjust downward. We will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:


                                                                  ACTUAL                  MINIMUM
                                                          -----------------------       REGULATORY
                                                          CONSOLIDATED       BANK       REQUIREMENT
                                                          ------------       ----       -----------

                  Leverage capital ratios                     10.46%         9.16%         4.00%
                  Risk-based capital ratios:
                     Tier I capital                           14.53         12.81          4.00
                     Total capital                            15.50         13.81          8.00

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                                         MARCH 31,     DECEMBER 31,
                                                           2001            2000
                                                         ---------     ------------

                                                           (DOLLARS IN THOUSANDS)
                                                         --------------------------

         Cash and due from banks                         $  1,872        $  2,576
         Interest-bearing deposits in banks                   175             171
         Federal funds sold                                10,731           3,550
         Securities                                        22,717          25,747
         Loans, net                                        50,659          47,715
         Premises and equipment                             1,746           1,575
         Other assets                                       1,167           1,240
                                                         --------        --------
                                                         $ 89,067        $ 82,574
                                                         ========        ========

         Deposits                                        $ 79,465        $ 73,260
         Other liabilities                                    509             485
         Stockholders' equity                               9,093           8,829
                                                         --------        --------
                                                         $ 89,067        $ 82,574
                                                         ========        ========

Our total assets grew at a rate of 8% for the first quarter of 2001. Deposit growth of $6,205,000 coupled with proceeds from sales and calls of securities of $7,369,000 was invested in federal funds sold, loans and securities, with the majority of the growth being temporarily invested in federal funds sold. Our loan to deposit ratio has remained steady since December 31, 2000, holding in the 65-66% range. Our current federal funds and securities balances should provide the funds for higher loan growth rates in the future. Stockholders' equity has increased by $264,000 due to net income of $66,000 and increases of unrealized gains on securities available-for-sale, net of tax, of $198,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Following is a summary of our operations for the periods indicated.

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                               --------------------
                                                2001          2000
                                               ------        ------

                                              (DOLLARS IN THOUSANDS)
                                               --------------------

         Interest income                       $1,668        $1,350

         Interest expense                         940           633
                                               ------        ------

         Net interest income                      728           717

         Provision for loan losses                 55            41

         Other income                              71            22

         Other expense                            645           517
                                               ------        ------

         Pretax income                             99           181

         Income taxes                              33            71
                                               ------        ------

         Net income                            $   66        $  110
                                               ======        ======

Our net interest income has increased by $11,000 during the first quarter of 2001 as compared to the same period in 2000. Our net interest margin decreased to 3.71% during the first quarter of 2001 as compared to 4.38% for the first quarter of 2000 and 4.18% for the entire year of 2000. The relatively small increase in net interest income and the decreases in the net interest margin are due primarily to the repricing of variable rate loans as the prime rate has dropped. The repricing of these loans at lower rates have decreased margins because not all of our interest-bearing deposits can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses increased by $14,000 during the first quarter of 2001 as compared to the same period in 2000. This increase is due primarily to increased loan growth and our assessment of inherent risk in the loan portfolio. We incurred charge-offs of $15,000 during the first quarter of 2001. The allowance for loan losses as a percentage of total loans was 1.25% at March 31, 2001 and December 31, 2000. The allowance for loan losses is maintained at a level that is considered appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2001 and 2000 is as follows:

                                                                                               MARCH 31,
                                                                                         ----------------------
                                                                                            2001        2000
                                                                                            ----        ----
                                                                                         (DOLLARS IN THOUSANDS)
                                                                                         ----------------------

         Nonaccrual loans                                                                   $ 14        $ 18
         Loans contractually past due ninety days or more as to interest
            or principal payments and still accruing                                          80           1
         Restructured loans                                                                   --          --
         Loans, now current about which there are serious doubts as to the
            ability of the borrower to comply with loan repayment terms                       --          --
         Interest income that would have been recorded on nonaccrual
            and restructured loans under original terms                                        1           1
         Interest income that was recorded on nonaccrual and restructured loans               --          --

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2001 and 2000 is as follows:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -------------------------
                                                                                2001             2000
                                                                              --------         --------
                                                                               (DOLLARS IN THOUSANDS)
                                                                              --------         --------

Average amount of loans outstanding                                           $ 49,868         $ 41,210
                                                                              ========         ========

Balance of allowance for loan losses at beginning of period                   $    604         $    482
                                                                              --------         --------

Loans charged off
   Commercial and financial                                                         --               --
   Real estate mortgage                                                             --               --
   Installment                                                                      15                5
                                                                              --------         --------
                                                                                    15                5
                                                                              --------         --------

Loans recovered
   Commercial and financial                                                         --               --
   Real estate mortgage                                                             --               --
   Installment                                                                      --               --
                                                                              --------         --------
                                                                                    --               --
                                                                              --------         --------

Net charge-offs                                                                     15                5
                                                                              --------         --------

Additions to allowance charged to operating expense during period                   55               41
                                                                              --------         --------

Balance of allowance for loan losses at end of period                         $    644         $    518
                                                                              ========         ========

Ratio of net loans charged off during the period to
   average loans outstanding                                                       .03%             .01%
                                                                              ========         ========

Other income has increased by $49,000 during the first quarter of 2001 as compared to the same period in 2000 due to increased service charges on deposit accounts of $25,000 and a favorable change in realized gains and losses on the sale of securities of $17,000.

Other expenses increased by $128,000 during the first quarter of 2001 as compared to the same period in 2000 due primarily to increased salaries and employee benefits of $74,000 and other occupancy and equipment expenses of $34,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees from 24 as of March 31, 2000 to 28 as of March 31, 2001 and to other annual salary increases. Occupancy and equipment expenses have increased as depreciation and other occupancy costs have been incurred on our expanded physical facilities.

Our provision for income taxes was $33,000 for the first quarter of 2001 (effective tax rate of 33%) as compared to $71,000 for the first quarter of 2000 (effective tax rate of 39%). The decrease is due to comparably lower expected state tax liabilities in 2001.

Overall, net income has decreased by $44,000 during the first quarter of 2001 as compared to the same period in 2000 due primarily to lower net interest margins and increased operating expenses.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)     Exhibits.

                          None.

                  (b)     Reports on Form 8-K.

                          None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FORSYTH BANCSHARES, INC.
                            (Registrant)


DATE: May 10, 2001   BY: /s/ Timothy M. Perry
      ------------       ------------------------------------------------------
                           Timothy M. Perry, President and C.E.O.
                           (Principal Executive Officer)


DATE: May 10, 2001   BY: /s/ Holly R. Hunt
      ------------       ------------------------------------------------------
                         Holly R. Hunt, Vice President, Secretary and Treasurer
                         (Principal Financial and Accounting Officer)