Form 10QSB
period 2001-06-30
FORSYTH BANCSHARES INC
filed 2001-08-13
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Mark One

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-10909

Forsyth Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2231953

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia 30040

(Address of principal executive offices)

(770) 886-9500

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]        No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2001: 800,000; no par value.

Transitional Small Business Disclosure Format                      Yes [   ]        No  [ X ]

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

INDEX

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheet — June 30, 2001	3

	Consolidated Statements of Income and Comprehensive Income — Three Months Ended June 30, 2001 and 2000 and Six Months Ended June 30, 2001 and 2000	4

	Consolidated Statement of Cash Flows — Six Months Ended June 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II.	OTHER INFORMATION

	Item 4 — Submission of Matters to a Vote of Security Holders	14-15

	Item 5 — Other Information	15

	Item 6 — Exhibits and Reports on Form 8-K	15

	Signatures	16

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2001

(Unaudited)
(Dollars in Thousands)

Assets

Cash and due from banks	$3,494

Interest-bearing deposits in banks	178

Federal funds sold	1,446

Securities available-for-sale, at fair value	21,072

Securities held-to-maturity, fair value of $326	322

Loans	55,491

Less allowance for loan losses	633

Loans, net	54,858

Premises and equipment	2,020

Other assets	1,177

Total assets	$84,567

Liabilities and Stockholders’ Equity

Deposits

Noninterest-bearing	$9,878

Interest-bearing	65,101

Total deposits	74,979

Other liabilities	444

Total liabilities	75,423

Commitments and contingencies

Stockholders’ equity

Common stock; no par value; 10,000,000 shares shares authorized, 800,000 issued and outstanding	7,960

Retained earnings	1,100

Accumulated other comprehensive income	84

Total stockholders’ equity	9,144

Total liabilities and stockholders’ equity	$84,567

See Notes to Consolidated Financial Statements.

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2001 AND 2000
AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(Unaudited)
(Dollars in Thousands,
Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	00

Interest income

Loans	$1,262	$1,064	$2,512	$2,064

Taxable securities	309	294	620	595

Nontaxable securities	21	20	41	40

Deposits in banks	5	5	10	6

Federal funds sold	57	76	139	105

Total interest income	1,654	1,459	3,322	2,810

Interest expense

Deposits	904	717	1,843	1,348

Other borrowings	—	—	—	2

Total interest expense	904	717	1,843	1,350

Net interest income	750	742	1,479	1,460

Provision for loan losses	67	32	123	73

Net interest income after

provision for loan losses	683	710	1,356	1,387

Other income

Service charges on deposit accounts	50	31	101	56

Gains (losses) on sales of securities available-for-sale	3	—	6	(14)

Other operating income	19	4	36	14

Total other income	72	35	143	56

Other expenses

Salaries and other employee benefits	351	272	686	532

Occupancy and equipment expenses	117	89	231	169

Other operating expenses	250	208	447	384

Total other expenses	718	569	1,364	1,085

Income before income taxes	37	176	135	358

Income tax expense	11	65	44	136

Net income	26	111	91	222

Other comprehensive income, net of tax

Unrealized gains on securities available-for- sale arising during period	25	16	224	111

Comprehensive income	$51	$127	$315	$333

Basic and diluted earnings per share	$0.03	$0.14	$0.11	$0.28

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(Unaudited)
(Dollars in Thousands)

	2001	2000

OPERATING ACTIVITIES

Net income	$91	$222

Adjustments to reconcile net income to net cash provided by operating activities:

Gain (loss) on sale of securities available-for-sale	(6)	14

Depreciation	120	80

Provision for loan losses	123	73

Other operating activities	(114)	(197)

Net cash provided by operating activities	214	192

INVESTING ACTIVITIES

Purchases of securities available-for-sale	(9,205)	(186)

Proceeds from maturities of securities available-for-sale	9,353	249

Proceeds from sales of securities available-for-sale	4,037	987

Proceeds from maturities of securities held-to-maturity	535	27

Net increase in interest-bearing deposits in banks	(7)	(163)

Net (increase) decrease in federal funds sold	2,104	(4,520)

Net increase in loans	(7,266)	(5,121)

Purchase of premises and equipment	(565)	(322)

Net cash used in investing activities	(1,014)	(9,049)

FINANCING ACTIVITIES

Net increase in deposits	1,719	9,269

Net cash provided by financing activities	1,719	9,269

Net increase in cash and due from banks	919	412

Cash and due from banks at beginning of period	2,575	1,959

Cash and due from banks at end of period	$3,494	$2,371

See Notes to Consolidated Financial Statements.

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial information for Forsyth Bancshares, Inc. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. CURRENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative’s change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 had no material effect on the Company’s earnings or financial position.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Forsyth Bancshares, Inc. and its bank subsidiary, The Citizens Bank of Forsyth County (the “Bank”), during the periods included in the accompanying consolidated financial statements.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Forsyth Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Liquidity and Capital Resources

We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2001. At June 30, 2001, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 35% and the loan to deposit ratio was approximately 74%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

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

	Actual

			Regulatory
			Minimum
	Consolidated	Bank	Requirement

Leverage capital ratios	10.45%	8.61%	4.00%

Risk-based capital ratios:

Tier I capital	13.89	11.52	4.00

Total capital	14.86	12.51	8.00

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30,	December 31,
	2001	2000

	(Dollars in Thousands)

Cash and due from banks	$3,494	$2,575

Interest-bearing deposits in banks	178	172

Federal funds sold	1,446	3,550

Securities	21,394	25,747

Loans	54,858	47,715

Premises and equipment	2,020	1,575

Other assets	1,177	1,240

	$84,567	$82,574

Deposits	$74,979	$73,260

Other liabilities	444	485

Stockholders’ equity	9,144	8,829

	$84,567	$82,574

Our total assets grew by 2.4% for the first six months of 2001. Deposit growth of $1,719,000, combined with decreases in securities and federal funds sold, was invested in loans. Our loan to deposit ratio has increased to 74% at June 30, 2001 as compared to 66% at December 31, 2000. Stockholders’ equity has increased by $315,000 due to net income of $91,000 and increases in unrealized losses on securities available-for-sale, net of tax, of $224,000.

We are currently in process of planning our branch expansion into Cherokee County. We have also entered into a contract to purchase approximately 5-1/2 acres for a future main office site at a cost of $930,000.

Results of Operations for the Three Months Ended June 30, 2001 and 2000 and for the Six Months Ended June 30, 2001 and 2000

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,
	2001	2000

	(Dollars in Thousands)

Interest income	$1,654	$1,459

Interest expense	904	717

Net interest income	750	742

Provision for loan losses	67	32

Other income	72	35

Other expense	718	569

Pretax income	37	176

Income taxes	11	65

Net income	$26	$111

	Six Months Ended
	June 30,
	2001	2000

	(Dollars in Thousands)

Interest income	$3,322	$2,810

Interest expense	1,843	1,350

Net interest income	1,479	1,460

Provision for loan losses	123	73

Other income	143	70

Other expense	1,364	1,099

Pretax income	135	358

Income taxes	44	136

Net income	$91	$222

Our net interest income has increased by $8,000 and $19,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 3.67% during the first six months of 2001 as compared to 4.33% for the first six months of 2000 and 4.18% for the entire year of 2000. The small increase in net interest income and the decrease in the net interest margin are due primarily to the repricing of variable rate loans as the prime rate has continued to drop. The repricing of these loans at lower rates has decreased margins because not all of our interest-bearing deposits can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses increased by $35,000 and $50,000 for the second quarter and first six months of 2001,respectively, as compared to the same periods in 2000. The amounts provided are due to increased net loan charge-offs, loan growth and to our assessment of inherent risk in the loan portfolio. We do not believe the increases in net charge-offs indicate any significant negative trend in the overall quality of the loan portfolio. The allowance for loan losses as a percentage of total loans amounted to 1.14% at June 30, 2001 as compared to 1.25% at December 31, 2000. The allowance for loan losses is maintained at a level that is considered appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2001 and 2000 is as follows:

	June 30,

	2001	2000

	(Dollars in Thousands)
Nonaccrual loans	$13	$17

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1	17

Restructured loans	0	0

Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0

Interest income that would have been recorded on nonaccrual and restructured loans under original terms	1	1

Interest income that was recorded on nonaccrual and restructured loans	0	0

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2001 and 2000 is as follows:

	Six Months Ended
	June 30,

	2001	2000

	(Dollars in Thousands)

Average amount of loans outstanding	$51,557	$41,835

Balance of allowance for loan losses at beginning of period	$604	$482

Loans charged off

Commercial and financial	$0	$0

Real estate mortgage	0	0

Installment	95	7

	95	7

Loans recovered

Commercial and financial	0	0

Real estate mortgage	0	0

Installment	1	0

	1	0

Net charge-offs	94	7

Additions to allowance charged to operating expense during period	123	73

Balance of allowance for loan losses at end of period	$633	$548

Ratio of net loans charged off during the period to

average loans outstanding	0.18%	.02%

Other income has increased by $37,000 and $73,000 during the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000 due to increased service charges on deposit accounts, increased realized gains on sales of securities and fees generated from mortgage loan origination activities.

Other expenses increased by $149,000 and $265,000 during the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000 due primarily to increased salaries and employee benefits and other operating expenses. Salaries and employee and benefits have increased due to a gradual increase of full time equivalent employees to 30 as of June 30, 2001 from 24 as of June 30, 2000 and to other annual salary increases. Occupancy and equipment expenses have increased as depreciation and other occupancy costs are incurred on our expanded physical facilities. Other operating expenses have increased due to our overall growth.

The provision for income taxes was $44,000 for the first six months of 2001 (effective tax rate of 33%) as compared to $136,000 for the first six months of 2000 (effective tax rate of 38%). The decrease is due to comparably lower expected tax liabilities in 2001.

Overall, net income has decreased by $85,000 and $131,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. The decreases are due to lower net interest margins, increased loans loss provisions and other operating expenses.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Shareholders was held on May 22, 2001.

(b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

                   Catherine M. Amos
                   Jeffrey S. Bagley
                   Danny M. Bennett
                   Michael P. Bennett
                   Bryan L. Bettis
                   Talmadge W. Bolton
                   Thomas L. Bower, III
                   Charles R. Castleberry
                   Charles D. Ingram
                   Herbert A. Lang, Jr.
                   John P. McGruder
                   James J. Myers
                   Timothy M. Perry
                   Danny L. Reid
                   Charles R. Smith
                   Wyatt L. Willingham
                   Jerry M. Wood

(c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder. The shares represented at the meeting (473,314 or 59.16%) voted as follows:

1. Proposal to elect the 17 individuals nominated by management as Directors.

Director	For	Against	Abstain

Catherine M. Amos	448,714	0	24,600

Jeffrey S. Bagley	448,714	0	24,600

Danny M. Bennett	448,714	0	24,600

Michael P. Bennett	448,714	0	24,600

Bryan L. Bettis	448,714	0	24,600

Talmadge W. Bolton	448,714	0	24,600

Thomas L. Bower, III	448,714	0	24,600

Charles R. Castleberry	448,714	0	24,600

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued).

Director	For	Against	Abstain

Charles D. Ingram	448,714	0	24,600

Herbert A. Lang, Jr.	448,714	0	24,600

John P. McGruder	448,714	0	24,600

James J. Myers	448,714	0	24,600

Timothy M. Perry	448,714	0	24,600

Danny L. Reid	448,714	0	24,600

Charles R. Smith	448,714	0	24,600

Wyatt L. Willingham	448,714	0	24,600

Jerry M. Wood	448,714	0	24,600

2. Proposal to approve issuance of stock options to the organizers and founding shareholders of the Company.

For	Against	Abstain

436,114	0	37,200

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

None.

     (b)  Reports on Form 8-K.

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORSYTH BANCSHARES, INC. (Registrant)

DATE:	August 10, 2001	BY:	/s/ Timothy M. Perry

Timothy M. Perry, President and C.E.O.

(Principal Executive Officer)

DATE:	August 10, 2001	BY:	/s/ Holly R. Hunt

Holly R. Hunt, Vice President, Secretary and Treasurer

(Principal Financial and Accounting Officer)