Form 10QSB
period 2001-09-30
FORSYTH BANCSHARES INC
filed 2001-11-13
CIK 1021479

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
Yes        No

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2001: 800,000; no par value.

     Transitional Small Business Disclosure Format            Yes        No

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet — September 30, 2001	3

		Consolidated Statements of Income and Comprehensive Income — Three Months Ended September 30, 2001 and 2000 and Nine Months Ended September 30, 2001 and 2000	4

		Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2001 and 2000	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-13

PART II	OTHER INFORMATION

	Item 4	Submission of Matters to a Vote of Security Holders	14

	Item 6	Exhibits and Reports on Form 8-K	14

	Signatures		15

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001
(Unaudited)
(Dollars in Thousands)

Assets

Cash and due from banks	$2,396

Interest-bearing deposits in banks	182

Federal funds sold	6,211

Securities available-for-sale, at fair value	19,534

Securities held-to-maturity, fair value of $308	300

Loans	58,750

Less allowance for loan losses	752

Loans, net	57,998

Premises and equipment	2,108

Other assets	1,010

Total assets	$89,739

Liabilities and Stockholders’ Equity

Deposits

Noninterest-bearing	$10,164

Interest-bearing	69,714

Total deposits	79,878

Other liabilities	478

Total liabilities	80,356

Commitments and contingencies

Stockholders’ equity

Common stock, no par value; 10,000,000 shares shares authorized, 800,000 issued and outstanding	7,960

Retained earnings	1,171

Accumulated other comprehensive income	252

Total stockholders’ equity	9,383

Total liabilities and stockholders’ equity	$89,739

     See Notes to Consolidated Financial Statements

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
(Dollars in Thousands,
Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest income

Loans	$1,314	$1,143	$3,827	$3,207

Taxable securities	270	290	890	885

Nontaxable securities	14	20	56	60

Deposits in banks	6	6	15	12

Federal funds sold	30	134	169	239

Total interest income	1,634	1,593	4,957	4,403

Interest expense

Deposits	811	827	2,654	2,176

Other borrowings	—	—	—	2

Total interest expense	811	827	2,654	2,178

Net interest income	823	766	2,303	2,225

Provision for loan losses	136	14	259	87

Net interest income after provision for loan losses	687	752	2,044	2,138

Other income

Service charges on deposit accounts	57	39	158	95

Gains (losses) on sales of securities available-for-sale	—	—	6	(14)

Other operating income	162	4	197	18

Total other income	219	43	361	99

Other expenses

Salaries and other employee benefits	448	281	1,135	813

Occupancy and equipment expenses	127	105	358	274

Other operating expenses	224	169	670	553

Total other expenses	799	555	2,163	1,640

Income before income taxes	107	240	242	597

Income tax expense	36	90	80	226

Net income	71	150	162	371

Other comprehensive income

Unrealized gains on securities available-for-sale arising during period, net of tax	168	210	392	322

Comprehensive income	$239	$360	$554	$693

Basic and diluted earnings per share	$0.09	$0.19	$0.20	$0.46

Cash dividends per share	$—	$—	$—	$—

     See Notes to Consolidated Financial Statements

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
(Dollars in Thousands)

	2001	2000

OPERATING ACTIVITIES

Net income	$162	$371

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	188	136

Provision for loan losses	259	87

(Gain) loss on sales of securities available-for-sale	(6)	14

Other operating activities	(17)	(161)

Net cash provided by operating activities	586	447

INVESTING ACTIVITIES

Purchases of securities available-for-sale	(9,205)	(186)

Proceeds from maturities of securities available-for-sale	11,163	396

Proceeds from sales of securities available-for-sale	4,037	987

Proceeds from maturities held-to-maturity	557	40

Net increase in interest-bearing deposits in banks	(11)	(168)

Net increase in federal funds sold	(2,661)	(5,370)

Net increase in loans	(10,542)	(6,331)

Purchase of premises and equipment	(721)	(574)

Net cash used in investing activities	(7,383)	(11,206)

FINANCING ACTIVITIES

Net increase in deposits	6,618	11,695

Net cash provided by financing activities	6,618	11,695

Net increase (decrease) in cash and due from banks	(179)	936

Cash and due from banks at beginning of period	2,575	1,959

Cash and due from banks at end of period	$2,396	$2,895

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

The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Liquidity and Capital Resources

     We consider our liquidity to be adequate to meet operating and loan funding requirements at September 30, 2001. At September 30, 2001, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) for the Bank was approximately 36% and the loan to deposit ratio was approximately 74%. As the portfolio grows, we will continue to monitor liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

     Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceed the regulatory minimums on capital requirements and ratios. However, as we continue to grow and the loan portfolio increases, these ratios should adjust downward. We will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios on a consolidated and Bank-only basis as of September 30, 2001 are as follows:

	Actual		Regulatory
			Minimum
	Consolidated	Bank	Requirement

Leverage capital ratios	10.65%	8.77%	4.00%

Risk-based capital ratios:

Tier I capital	13.13	10.92	4.00

Total capital	14.21	12.03	8.00

Financial Condition

     Following is a summary of our balance sheets for the periods indicated:

	September 30,	December 31,
	2001	2000

	(Dollars in Thousands)
Cash and due from banks	$2,396	$2,575

Interest-bearing deposits in banks	182	172

Federal funds sold	6,211	3,550

Securities	19,834	25,747

Loans	57,998	47,715

Premises and equipment	2,108	1,575

Other assets	1,010	1,240

	$89,739	$82,574

Deposits	$79,878	$73,260

Other liabilities	478	485

Stockholders’ equity	9,383	8,829

	$89,739	$82,574

     Our total assets grew by 8.7% for the first nine months of 2001. Deposit growth of $6,618,000, combined with decreases in securities was invested primarily in loans with the majority of the remainder invested in federal funds sold. Our loan to deposit ratio has increased to 74% at September 30, 2001 as compared to 66% at December 31, 2000. Stockholders’ equity has increased by $554,000 due to net income of $162,000 and increases in unrealized gains on securities available-for-sale, net of tax, of $392,000.

     We are currently in process of planning our branch expansion into Cherokee County. We have also entered into a contract to purchase approximately 5-1/2 acres for a future main office site at a cost of $930,000.

Results of Operations for the Three Months Ended September 30, 2001 and 2000 and for the Nine Months Ended September 30, 2001 and 2000

     Following is a summary of our operations for the periods indicated.

	Three Months Ended
	September 30,

	2001	2000

	(Dollars in Thousands)
Interest income	$1,634	$1,593

Interest expense	811	827

Net interest income	823	766

Provision for loan losses	136	14

Other income	219	43

Other expense	799	555

Pretax income	107	240

Income taxes	36	90

Net income	$71	$150

	Nine Months Ended
	September 30,

	2001	2000

	(Dollars in Thousands)
Interest income	$4,957	$4,403

Interest expense	2,654	2,178

Net interest income	2,303	2,225

Provision for loan losses	259	87

Other income	361	113

Other expense	2,163	1,654

Pretax income	242	597

Income taxes	80	226

Net income	$162	$371

     Our net interest income has increased by $57,000 and $78,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 3.80% during the first nine months of 2001 as compared to 4.26% for the first nine months of 2000 and 4.18% for the entire year of 2000. The small increase in net interest income and the decrease in the net interest margin are due to continued pressures on the rates that we can earn on our interest-earning assets, as the prime rate has now been lowered ten times in 2001 to 5.00%. The reduction in the prime rate immediately lowers the rates we earn on our variable rate loans and overnight federal funds balances as well as puts pressure on the rates we can earn on fixed rate loans. We have been able to offset some of the decrease in our net interest margin by the lowering of rates we pay on our interest-bearing liabilities. As deposits mature and are repriced, we expect to see our net interest margin increase. However, the prime rate may continue to drop which would continue to have a negative impact on our net interest margin.

     The provision for loan losses increased by $122,000 and $172,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. The amounts provided are due to increased net loan charge-offs, loan growth, and our assessment of inherent risk in the loan portfolio. We do not believe the increases in net charge-offs indicate any significant trend in the overall quality of the loan portfolio. The allowance for loan losses as a percentage of total loans amounted to 1.28% at September 30, 2001 as compared to 1.25% at December 31, 2000. The allowance for loan losses is maintained at a level that is considered appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

     Information with respect to nonaccrual, past due and restructured loans at September 30, 2001 and 2000 is as follows:

	September 30,

	2001	2000

	(Dollars in Thousands)
Nonaccrual loans	$44	$16

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1	8

Restructured loans	0	0

Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0

Interest income that would have been recorded on nonaccrual and restructured loans under original terms	1	2

Interest income that was recorded on nonaccrual and restructured loans	0	0

     It our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

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

     Information regarding certain loans and allowance for loan loss data through September 30, 2001 and 2000 is as follows:

	Nine Months Ended
	September 30,

	2001	2000

	(Dollars in Thousands)
Average amount of loans outstanding	$53,489	$42,621

Balance of allowance for loan losses at beginning of period	$604	$482

Loans charged off

Commercial and financial	$15	$0

Real estate mortgage	0	0

Installment	100	7

	115	7

Loans recovered

Commercial and financial	0	0

Real estate mortgage	0	0

Installment	4	0

	4	0

Net charge-offs	111	7

Additions to allowance charged to operating expense during period	259	87

Balance of allowance for loan losses at end of period	$752	$562

Ratio of net loans charged off during the period to average loans outstanding	.21%	0.02%

     Other income has increased by $176,000 and $248,000 during the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. The increases are due to increased service charges on deposit accounts associated with our overall growth and to fees generated from mortgage loan origination activities that commenced in the second quarter of 2001.

     Other expenses increased by $244,000 and $509,000 during the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000 due to increases in other expenses in all category classifications. Salaries and employee benefits have increased due to a gradual increase of full time equivalent employees to 30 as of September 30, 2001 from 25 as of September 30, 2000 and to other annual salary increases. Occupancy and equipment expenses have increased as depreciation and other occupancy costs have been incurred on our expanding physical facilities. Other operating expenses have increased due to our overall growth and the opening of a new branch in 2000.

     The provision for income taxes was $80,000 for the first nine months of 2001 (effective tax rate of 33%) as compared to $226,000 for the first nine months of 2000 (effective tax rate of 38%). The decrease is due to comparably lower expected tax liabilities in 2001.

     Overall, net income has decreased by $79,000 and $209,000 for the third quarter and first nine months of 2001, respectively. The decreases are due to lower than expected net interest income, increased loan loss provisions, and increased other operating expenses.

     The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001 and the United States’ subsequent response to these events have resulted in a general economic slowdown that may adversely effect our banking business. Economic slowdowns or recessions in our primary market area of Forsyth County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively effect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

     We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     None

     (b)  Reports on Form 8-K

     None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORSYTH BANCSHARES, INC. (Registrant)

DATE:	November 10, 2001	BY: /s/ Timothy M. Perry

Timothy M. Perry, President and C.E.O.

(Principal Executive Officer)