Form 10KSB
period 2001-12-31
FORSYTH BANCSHARES INC
filed 2002-03-29
CIK 1021479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             -----------------------

                                   FORM 10-KSB

                             -----------------------

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  the  issuer's  revenues for its most recent fiscal year:  $7,034,343

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 13, 2002, the aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant based solely on the initial public offering price, was approximately $8,000,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 2002, there were 800,000 shares of the Registrant's common stock outstanding.

     Documents  Incorporated  by  Reference:
     - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Parts I and II.
     - Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2002 are incorporated by reference into Part III.

Transitional  Small  Business  Disclosure  Format:    Yes      No  X
                                                          ---     ---
================================================================================

                            SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

     Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in the Annual Report are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the" Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Forsyth Bancshares, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "intend" or other similar words and expressions of the future. The Company's actual results may differ significantly from the results discussed in these forward-looking statements.

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

                                     PART I

ITEM 1.     BUSINESS

GENERAL

     The Company is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and with the Department of Banking and Finance of the State of Georgia (the "DBF") under the Georgia Financial Institutions Code (the "Financial Institutions Code"). The Company had total consolidated assets of $90.6 million, total deposits of $80.8 million and total stockholders equity of $9.5 million at December 31, 2001. Through its wholly-owned subsidiary, The Citizens Bank of Forsyth County (the "Bank"), the Company operates a commercial banking business in Forsyth County, Georgia.

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

LOCATION  AND  SERVICE  AREA

     The Bank is a general commercial and retail banking business, emphasizing the needs of small to medium-sized businesses, professional concerns and individuals, primarily in Cumming, Georgia and the surrounding area, including Forsyth County. The principal executive offices and telephone number of both the Company and the Bank are located at 501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia 30040, (770) 886-9500. During the second quarter of 2001, the Bank opened a 4000 square feet permanent facility at 5140 Highway 9, Alpharetta, Georgia 30005, which is in the Midway community in south Forsyth County. The Company also purchased a site in the Free Home community in Cherokee County, Georgia in September 2000, and plans are currently being finalized to open a second branch facility there during 2003.

     The Bank is in the process of constructing a new Main Office to replace the leased facilities it currently occupies. The new 11,208 square foot bank is scheduled to open in the Fall of 2002 and will be located at 651 Veteran's
Memorial  Boulevard  in  Cumming,  Georgia.

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

DEPOSITS

     The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Forsyth County Area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and governmental authorities. As of December 31, 2001, the Bank's deposits were allocated among certain categories as follows: 30% demand deposits, 13% NOW accounts, 57% time and savings deposits.

LENDING ACTIVITIES

     General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to small to medium-sized businesses, professional concerns and individuals that are located in or conduct a substantial portion of their business in the Bank's market area. As of December 31, 2001, the Bank's loans were allocated as follows: 74% real estate loans, 13% commercial loans and 13% consumer and other loans.

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

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Forsyth County Area and elsewhere. As of December 31, 2001, there were 15 commercial banks, with 32 commercial bank branches and 1 credit union operating in Forsyth County. A number of these competitors are well-established in the Forsyth County Area. Most of these institutions have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not currently provide nor expect to provide. In addition, non-depository institution competitors are generally not subject to the extensive regulations applicable to the Company and the Bank. Recent federal legislation permits commercial banks to establish operations nationwide, further increasing competition from out-of-state financial institutions. Furthermore, recently enacted Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia, thus creating further opportunities for other financial institutions to compete with the Bank. As of July 1, 1998, banks may establish branch banks statewide without limitation. See "Supervision and Regulation--The Bank--Branching." In addition, on-line computer banking via the Internet or otherwise may also become an increasing source of competition for community financial institutions such as the Bank. As a result of these competitive factors, the Bank may from time to time be required to pay higher rates of interest to attract deposits. Management believes that the Bank will be able to compete effectively with these institutions in the Bank's proposed markets, but no assurances can be given in this regard.

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

     To this date, the Company does not believe that the GLB Act has negatively affected the operations of the Company or the Bank. However, to the extent that the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger, diversified financial companies that offer a wider variety of financial services than the Company currently offers. This could in turn result in increased competition within the Company's market area. However, the GLB Act also provides opportunities for the Company to expand and diversify its activities to meet such competition. See "--Legislative and Regulatory Changes."

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

     Pursuant to the Federal Deposit Insurance Funds Act of 1996, commercial banks are also required to pay part of the interest on the Financing Corporation's ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980s. As a result, commercial bank deposits are now also subject to a special assessment on BIF assessable deposits by FICO upon the approval by the FDIC Board ("FICO Assessment") of such assessment. The Bank's FICO Assessment for 2001 was $13,775, and management believes that it will be at least approximately $14,800 for 2002.

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

     Branching. In previous years the Bank operated only from its main office in Cumming, Georgia. During the second quarter of 2001, the Bank opened a branch office in the Forsyth County community known as Midway. In addition, in September 2000 the Company acquired a site for an additional branch office in the Cherokee County community known as Free Home. Plans are currently being finalized to open a second branch office at this site during 2003.

     Recent Georgia legislation has greatly diminished the historical legal restrictions on establishing branch banks across county lines in Georgia. Under Georgia law as of July 1, 1998, banks may establish branch banks statewide without limitation subject to prior regulatory approval. Such approval is granted under the same criteria applied to the establishment of a de novo bank. In addition, the Company, with prior regulatory approval, is permitted to acquire interests in and operate banks throughout the state provided such banks have been in existence for five years. Any bank that can be acquired by the Company under these rules could also be merged into the Bank such that its offices would then be operated as branches of the Bank. The Bank has opened one branch office and currently plans to open a second branch in the Free Home community of Cherokee County during 2003. Depending upon profitability and community needs, additional branches may be opened in the future.

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

     FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks that requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of not less than 5%, a Tier 1 Capital risk-based ratio of not less than 6% and a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Bank currently qualifies as "well-capitalized," and as of December 31, 2001 had a leverage ratio of 8.58%, a Tier 1 Capital risk-based ratio of 10.91% and a total risk-based capital ratio of 12.00%.

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

LEGISLATIVE  AND  REGULATORY  CHANGES

     The regulatory changes that were enacted by the GLB Act present new opportunities for the Company to engage in securities, insurance and financial activities. The Company does not have any plans to engage in such activities under active review or consideration. However, the Company may consider such activities in the future if management determines that such activities are in the Company's best interest, and are financially and operationally feasible.

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

EMPLOYEES

     The Bank had 32 full-time and 1 part-time employees at December 31, 2001. The Company does not have any employees other than its officers.

ITEM 2.     PROPERTIES

     The site of the Bank's principal facility is located at 501 Tri-County Plaza, Highways 9 and 20, Cumming, Georgia 30040. The Company leases its principal facility consisting of approximately 6,000 square feet under a Sublease Agreement, as amended, with NationsBank, N.A. (South), the initial term of which ended on August 31, 2000. However, the Bank has exercised its option under the Sublease Agreement to extend the term for an additional 5 years and 4 months. The base annual rent under the sublease was $71,611 in 1999, $73,759 in 2000 and $75,972 in 2001, and it is anticipated that rental expense for 2002 will be $75,972. The main office facilities include a teller line, customer service area, offices for the Bank's lenders and officers, a vault with safe deposit boxes, drive-in teller lanes, and a drive-up automated teller machine.

     The Bank is in the process of constructing a new Main Office to replace the leased facilities it currently occupies. The new 11,208 square foot bank is scheduled to open in the Fall of 2002 and will be located at 651 Veteran's
Memorial  Boulevard  in  Cumming,  Georgia.

     In addition to the Bank's principal facility, the Company has a branch facility at 5140 Highway 9, Alpharetta, Georgia, which is in the Forsyth County community of Midway. The Company purchased the site consisting of approximately
3.87 acres in October of 1998 for a purchase price of $607,892. The branch is a 4000 square foot office with facilities similar to those of the main office.
The Company also purchased a site consisting of approximately 2.06 acres in September of 2000 for a purchase price of $235,000 in the Cherokee County community of Free Home. The Company is currently finalizing plans to open a second branch facility at this site during 2003.

ITEM 3.     LEGAL PROCEEDINGS

     There  are  no  pending  legal  matters.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended December 31, 2001.


                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

     Information required by this item is set forth under the heading "Market for the Company's Common Stock and Related Shareholder Matters" on page 45 in the Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FORSYTH BANCSHARES, INC.

     Information required by this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 20 in the Annual Report to Shareholders for the year ended December 31, 2001 and is incorporated herein by reference.

ITEM  7.     FINANCIAL  STATEMENTS

Information required by this item is set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 28 through 44 and in the "Independent Auditor's Report" on page 21 in the Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's Annual Meeting to be held on May 21, 2002, and is incorporated herein by reference.

ITEM 10.     EXECUTIVE COMPENSATION

     Information required by this item is set forth under the heading "Director Compensation" and under the heading "Executive Compensation" of the definitive proxy statement for the Company's Annual Meeting to be held on May 21, 2002, and is incorporated herein by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Common Stock Ownership of Certain Beneficial Owners" of the definitive proxy statement for the Company's Annual Meeting to be held on May 21, 2002, and is incorporated herein by reference.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information required by this item is set forth under the heading "Certain Transactions and Business Relationships" of the definitive proxy statement for the Company's Annual Meeting to be held on May 21, 2002, and is incorporated herein by reference.

ITEM  13.    EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
             REPORTS  ON  FORM  8-K

     (a)  THE  FOLLOWING  DOCUMENTS  ARE  FILED  AS  PART  OF  THIS  REPORT:

(a)(1)  FINANCIAL  STATEMENTS

     The following financial statements of the Company and the independent auditors' report thereon are included in the Company's 2001 Annual Report to Shareholders and are incorporated by reference in Item 7 hereof:

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Income for the years ended December 31, 2001 and 2000.

Consolidated Statements of Comprehensive Income for the years ended December 31,
  2001 and 2000.

Consolidated Statements of Stockholders' Equity for the years ended December 31,
  2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and
  2000.

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

10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996.(1)

10.5. Employment Agreement by and between the Company and David H. Denton dated June 28, 1996.(1)

13.1    The  following  sections  of  the  2001  Annual Report to Shareholders:
        -    Market  for  the  Company's  Common Stock and Related Shareholder
             Matters.

        - Management's Discussion and Analysis of Results of Operations and Financial Condition.
        -    Independent  Auditor's  Report.
        - Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

21.1 Subsidiaries  of  the  Company.

---------------
(1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).


     (b) NO REPORTS ON FORM 8-K WERE FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORSYTH BANCSHARES, INC.


                                      By:  /s/  Timothy M. Perry
                                          -------------------------------------
                                          Timothy M. Perry
                                          President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


        Signature                           Title                       Date
---------------------------  ------------------------------------  --------------

 /s/ Catherine M. Amos       Director                              March 28, 2002
---------------------------
Catherine M. Amos

 /s/ Jeffrey S. Bagley       Vice Chairman of the Board            March 28, 2002
---------------------------
Jeffrey S. Bagley

 /s/ Danny M. Bennett        Director                              March 28, 2002
---------------------------
Danny M. Bennett

 /s/ Michael P. Bennett      Director                              March 28, 2002
---------------------------
Michael P. Bennett

 /s/ Bryan L. Bettis         Director                              March 28, 2002
---------------------------
Bryan L. Bettis

 /s/ Talmadge W. Bolton      Director                              March 28, 2002
---------------------------
Talmadge W. Bolton

 /s/ Thomas L. Bower III     Director                              March 28, 2002
---------------------------
Thomas L. Bower III

 /s/ Charles R. Castleberry  Director                              March 28, 2002
---------------------------
Charles R. Castleberry

 /s/ Deborah F. McLeod       Chief Financial Officer, Senior Vice  March 28, 2002
---------------------------  President, Secretary and Treasurer
Deborah F. McLeod

 /s/ Charles D. Ingram       Director                              March 28, 2002
---------------------------
Charles D. Ingram

 /s/ Herbert A. Lang, Jr.    Director                              March 28, 2002
---------------------------
Herbert A. Lang, Jr.

 /s/ John P. McGruder        Director                              March 28, 2002
---------------------------
John P. McGruder

 /s/ James J. Myers          Chairman of the Board                 March 28, 2002
---------------------------
James J. Myers

 /s/ Timothy M. Perry        President, Chief Executive Officer    March 28, 2002
---------------------------  and Director
Timothy M. Perry

 /s/ Danny L. Reid           Director                              March 28, 2002
---------------------------
Danny L. Reid

 /s/ Charles R. Smith        Director                              March 28, 2002
---------------------------
Charles R. Smith

 /s/ Wyatt L. Willingham     Director                              March 28, 2002
---------------------------
Wyatt L. Willingham

 /s/ Jerry M. Wood           Director                              March 28, 2002
---------------------------
Jerry M. Wood

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
    15(D) OF THE SECURITIES ACT OF 1933, AS AMENDED, (THE "ACT") BY REGISTRANTS
                      WHICH HAVE NOT REGISTERED SECURITIES
                        PURSUANT TO SECTION 12 OF THE ACT


     Subsequent to the filing of this Annual Report on Form 10-KSB, the Company will distribute to its securities holders an Annual Report to Shareholders and Proxy Statement in connection with its 2002 Annual Meeting of Shareholders. The Company will furnish four copies of such materials to the Commission when such materials are sent to the shareholders.

                                  EXHIBIT INDEX


ITEM                                    DESCRIPTION
-----                                   -----------

3.1.   Articles of Incorporation.(1)

3.2.   Bylaws.(1)

4.1.   Specimen Stock Certificate.(1)

10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996.(1)

13.1   The following sections of the 2001 Annual Report to Shareholders:
       -  Market for the Company's Common Stock and Related Shareholder Matters.
       -  Management's Discussion and Analysis of Results of Operations and
          Financial Condition.
       -  Independent Auditor's Report.
       -  Consolidated Financial Statements and Notes to the Consolidated Financial
          Statements

21.1   Subsidiaries of the Company.

---------------
(1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).