Form 10QSB
period 2002-03-31
FORSYTH BANCSHARES INC
filed 2002-05-10
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒   No    ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2002: 800,000; no par value.

Transitional Small Business Disclosure Format     Yes   ☐   No    ☒

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

INDEX

		Page

PART I.	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Consolidated Balance Sheet — March 31, 2002	3
	Consolidated Statements of Income and Comprehensive Income — Three Months Ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows — Three Months Ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
PART II.	OTHER INFORMATION
	Item 4 — Submission of Matters to a Vote of Security Holders	13
	Item 6 — Exhibits and Reports on Form 8-K	13
	Signatures	14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
MARCH 31, 2002
(Unaudited)

(Dollars in Thousands)
Assets
Cash and due from banks	$1,654
Interest-bearing deposits in banks	183
Federal funds sold	6,767
Securities available-for-sale, at fair value	18,852
Securities held-to-maturity, fair value of $220	215
Restricted equity securities	206
Loans	60,721
Less allowance for loan losses	772

Loans, net	59,949

Premises and equipment	3,127
Other assets	948

Total assets	$91,901

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$10,269
Interest-bearing	71,628

Total deposits	81,897
Securities sold under repurchase agreements	104
Other liabilities	407

Total liabilities	82,408

Commitments and contingencies
Stockholders’ equity
Common stock, no par value; 10,000,000 shares authorized, 800,000 issued and outstanding	7,960
Retained earnings	1,479
Accumulated other comprehensive income	54

Total stockholders’ equity	9,493

Total liabilities and stockholders’ equity	$91,901

See Notes to Consolidated Financial Statements.

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	(Dollars in Thousands,
	Except Per Share Data)

	2002	2001

Interest income
Loans	$1,165	$1,250
Taxable securities	227	310
Nontaxable securities	14	20
Federal funds sold	24	83
Interest-bearing deposits in banks	3	5

Total interest income	1,433	1,668

Interest expense
Deposits	554	940
Other borrowings	1	—

Total interest expense	555	940

Net interest income	878	728
Provision for loan losses	40	55

Net interest income after provision for loan losses	838	673

Other income
Service charges on deposit accounts	65	51
Gains on sales of securities available-for-sale	5	3
Other operating income	170	17

Total other income	240	71

Other expenses
Salaries and other employee benefits	479	335
Occupancy and equipment expenses	124	114
Other operating expenses	246	196

Total other expenses	849	645

Income before income taxes	229	99
Income tax expense	77	33

Net income	152	66

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(110)	199

Comprehensive income	$42	$265

Basic and diluted earnings per share	$0.19	$0.08

Cash dividends per share	$—	$—

See Notes to Consolidated Financial Statements.

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	(Dollars in Thousands)
	2002	2001

OPERATING ACTIVITIES
Net income	$152	$66
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62	58
Provision for loan losses	40	55
Gain on sales of securities available-for-sale	(5)	(3)
Net other operating activities	105	(26)

Net cash provided by operating activities	354	150

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	3	(4)
Purchases of securities available-for-sale	(6,871)	(4,000)
Proceeds from maturities of securities available-for-sale	1,399	5,351
Proceeds from sales of securities available-for-sale	2,356	1,503
Proceeds from maturities of securities held-to-maturity	38	515
Purchases of restricted equity securities	(6)	(14)
Net (increase) decrease in federal funds sold	599	(7,181)
Net increase in loans	(74)	(2,999)
Purchase of premises and equipment	(141)	(229)

Net cash used in investing activities	(2,697)	(7,058)

FINANCING ACTIVITIES
Net increase in deposits	1,112	6,205
Net increase in securities sold under repurchase agreements	104	—

Net cash provided by financing activities	1,216	6,205

Net decrease in cash and due from banks	(1,127)	(703)
Cash and due from banks at beginning of period	2,781	2,575

Cash and due from banks at end of period	$1,654	$1,872

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

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Forsyth Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Liquidity and Capital Resources

We consider our liquidity to be adequate to meet operating and loan funding requirements at March 31, 2002. At March 31, 2002, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 34% and the loan to deposit ratio was approximately 74%. As the loan portfolio grows, we will continue to monitor liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding interest securities will increase earnings potential.

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

	Actual		Minimum
			Regulatory
	Consolidated	Bank	Requirement

Leverage capital ratios	10.46%	8.67%	4.00%
Risk-based capital ratios:
Tier I capital	13.27	11.03	4.00
Total capital	14.36	12.13	8.00

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31,	December 31,
	2002	2001

	(Dollars in Thousands)

Cash and due from banks	$1,654	$2,781
Interest-bearing deposits in banks	183	186
Federal funds sold	6,767	7,366
Securities	19,273	16,362
Loans, net	59,949	59,916
Premises and equipment	3,127	3,048
Other assets	948	927

	$91,901	$90,586

Deposits	$81,897	$80,785
Securities sold under repurchase agreements	104	—
Other liabilities	407	350
Stockholders’ equity	9,493	9,451

	$91,901	$90,586

Our total assets grew at a relatively stagnant rate of 1.45% for the first quarter of 2002. Deposit growth of $1,112,000 coupled with decreases in federal funds sold and cash positions totaling $1,729,000 was invested in securities. Our loan to deposit ratio has remained steady since December 31, 2001, holding in the 74-75% range. Our current federal funds and securities balances should provide the funds for expected loan growth in the future. Stockholders’ equity has increased by $42,000 due to net income of $152,000 and decreases of unrealized gains on securities available-for-sale, net of tax, of $110,000.

We are in process of building new main office facilities to replace the leased facilities we currently occupy. At March 31, 2002, we had approximately $2.3 million of commitments for capital expenditures to complete the construction process.

Results of Operations For The Three Months Ended March 31, 2002 and 2001

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in Thousands)
Interest income	$1,433	$1,668
Interest expense	555	940

Net interest income	878	728
Provision for loan losses	40	55
Other income	240	71
Other expense	849	645

Pretax income	229	99
Income taxes	77	33

Net income	$152	$66

Our net interest income has increased by $150,000 during the first quarter of 2002 as compared to the same period in 2001. Our net interest margin increased to 4.18% during the first quarter of 2002 as compared to 3.71% for the first quarter of 2001 and 3.84% for the entire year of 2001. The increases in net interest income and the net interest margin are due primarily to the repricing of our interest-bearing liabilities at lower rates.

The provision for loan losses decreased by $15,000 in the first quarter of 2002 when compared to the same period in 2001. This decrease is due primarily to a lower rate of loan growth and our assessment of inherent risk in the loan portfolio. We incurred net charge-offs of $24,000 in the first quarter of 2002 as compared to $15,000 in the first quarter of 2001. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2002 and 2001 is as follows:

	March 31,

	2002	2001

	(Dollars in Thousands)

Nonaccrual loans	$11	$14
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	80
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	1	1
Interest income that was recorded on nonaccrual and restructured loans	0	0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2002 and 2001 is as follows:

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in Thousands)
Average amount of loans outstanding	$60,388	$49,868

Balance of allowance for loan losses at beginning of period	$756	$604

Loans charged off
Commercial and financial	20	—
Real estate mortgage	—	—
Installment	10	15

	30	15

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	6	—

	6	—

Net charge-offs	24	15

Additions to allowance charged to operating expense during period	40	55

Balance of allowance for loan losses at end of period	$772	$644

Ratio of net loans charged off during the period to average loans outstanding	.04%	.03%

Other income has increased by $169,000 during the first quarter of 2002 as compared to the same period in 2001 due to increased service charges on deposit accounts of $14,000 and to increased mortgage loan origination fees of $144,000. We commenced mortgage loan origination activities in the second quarter of 2001.

Other expenses increased by $204,000 during the first quarter of 2002 as compared to the same period in 2001 due primarily to increased salaries and employee benefits of $144,000 and operating expenses of $50,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 33 as of March 31, 2002 from 28 as of March 31, 2001 and to other annual salary increases. Other operating expenses have increased due the overall growth of the Bank.

Our provision for income taxes was $77,000 for the first quarter of 2002 (effective tax rate of 34%) as compared to $33,000 for the first quarter of 2001 (effective tax rate of 33%). The increase in amount is due to higher pre tax income in 2002.

Overall, net income has increased by $86,000 during the first quarter of 2002 as compared to the same period in 2001 due primarily to higher net interest income and increased other operating income.

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

FORSYTH BANCSHARES, INC. (Registrant)

DATE:	May 10, 2002	BY: /s/ Timothy M. Perry

Timothy M. Perry, President and C.E.O.
(Principal Executive Officer)

DATE:	May 10, 2002	BY: /s/ Deborah F. McLeod

Deborah F. McLeod, Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)