Form 10QSB
period 2002-06-30
FORSYTH BANCSHARES INC
filed 2002-08-13
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2002:     800,000; no par value.

     Transitional Small Business Disclosure Format Yes ☐     No ☒

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

INDEX

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheet — June 30, 2002	3

	Consolidated Statements of Income and Comprehensive Income — Three Months Ended June 30, 2002 and 2001 and Six Months Ended June 30, 2002 and 2001	4

	Consolidated Statement of Cash Flows — Six Months Ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II.	OTHER INFORMATION

	Item 4 - Submission of Matters to a Vote of Security Holders	14-15

	Item 5 - Other Information	15

	Item 6 - Exhibits and Reports on Form 8-K	15

	Signatures	16

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2002
(Unaudited)
(Dollars in Thousands)

Assets

Cash and due from banks	$1,855
Interest-bearing deposits in banks	209
Federal funds sold	4,928
Securities available-for-sale, at fair value	18,800
Securities held-to-maturity, fair value of $154	150
Restricted equity securities	206

Loans	63,696
Less allowance for loan losses	820

Loans, net	62,876

Premises and equipment	3,754
Other assets	808

Total assets	$93,586

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$10,417
Interest-bearing	72,917

Total deposits	83,334
Securities sold under repurchase agreements	9
Other liabilities	411

Total liabilities	83,754

Commitments and contingencies

Stockholders’ equity
Common stock; no par value; 10,000,000 shares shares authorized, 800,000 issued and outstanding	7,960
Retained earnings	1,639
Accumulated other comprehensive income	233

Total stockholders’ equity	9,832

Total liabilities and stockholders’ equity	$93,586

See Notes to Consolidated Financial Statements.

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2002 AND 2001
AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)
(Dollars in Thousands,
Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Interest income
Loans	$1,184	$1,262	$2,350	$2,512
Taxable securities	230	309	456	620
Nontaxable securities	14	21	29	41
Deposits in banks	3	5	6	10
Federal funds sold	18	57	41	139

Total interest income	1,449	1,654	2,882	3,322

Interest expense
Deposits	522	904	1,076	1,843
Other borrowings	—	—	1	—

Total interest expense	522	904	1,077	1,843

Net interest income	927	750	1,805	1,479
Provision for loan losses	50	67	90	123

Net interest income after provision for loan losses	877	683	1,715	1,356

Other income
Service charges on deposit accounts	62	50	127	101
Gains on sales of securities available-for-sale	—	3	5	6
Other operating income	137	19	307	36

Total other income	199	72	439	143

Other expenses
Salaries and other employee benefits	454	351	932	686
Occupancy and equipment expenses	121	117	245	231
Other operating expenses	260	250	506	447

Total other expenses	835	718	1,683	1,364

Income before income taxes	241	37	471	135
Income tax expense	81	11	159	44

Net income	160	26	312	91

Other comprehensive income, net of tax
Unrealized gains on securities available-for- sale arising during period	179	25	69	224

Comprehensive income	$339	$51	$381	$315

Basic and diluted earnings per share	$0.20	$0.03	$0.39	$0.11

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FORSYTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)
(Dollars in Thousands)

	2002	2001

OPERATING ACTIVITIES
Net income	$312	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available-for-sale	(5)	(6)
Depreciation	123	120
Provision for loan losses	90	123
Net other operating activities	138	(114)

Net cash provided by operating activities	658	214

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(7,905)	(9,191)
Purchases of restricted equity securities	(6)	(14)
Proceeds from maturities of securities available-for-sale	2,774	9,353
Proceeds from sales of securities available-for-sale	2,356	4,037
Proceeds from maturities of securities held-to-maturity	103	535
Net increase in interest-bearing deposits in banks	(23)	(7)
Net decrease in federal funds sold	2,438	2,104
Net increase in loans	(3,051)	(7,266)
Purchase of premises and equipment	(828)	(565)

Net cash used in investing activities	(4,142)	(1,014)

FINANCING ACTIVITIES
Net increase in deposits	2,549	1,719
Net increase in securities sold under repurchase agreements	9	—

Net cash provided by financing activities	2,558	1,719

Net increase (decrease) in cash and due from banks	(926)	919
Cash and due from banks at beginning of period	2,781	2,575

Cash and due from banks at end of period	$1,855	$3,494

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

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2002. At June 30, 2002, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 31% and the loan to deposit ratio was approximately 76%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

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

	Actual

			Regulatory
			Minimum
	Consolidated	Bank	Requirement

Leverage capital ratios	10.45%	8.71%	4.00%
Risk-based capital ratios:
Tier I capital	12.96	10.83	4.00
Total capital	14.07	11.95	8.00

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30,
2002

Commitments to extend credit	$11,625
Letters of credit	125

$11,750

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

Financial Condition

     Following is a summary of our balance sheets for the periods indicated:

	June 30,	December 31,
	2002	2001

	(Dollars in Thousands)
Cash and due from banks	$1,855	$2,781
Interest-bearing deposits in banks	209	186
Federal funds sold	4,928	7,366
Securities	19,156	16,362
Loans, net	62,876	59,916
Premises and equipment	3,754	3,048
Other assets	808	927

	$93,586	$90,586

Deposits	$83,334	$80,785
Securities sold under repurchase agreements	9	—
Other liabilities	411	350
Stockholders’ equity	9,832	9,451

	$93,586	$90,586

Our total assets grew by a relatively stagnant 3.3% for the first six months of 2002. Deposit growth of $2,549,000 coupled with decreases in federal funds sold and cash positions totaling $3,364,000 was invested almost equally in securities and loans. Our loan to deposit ratio has remained steady since December 31, 2001, holding in the 75-76% range. Our current federal funds and securities balances should provide the funds for expected loan growth in the future. Stockholders’ equity has increased by $381,000 due to net income of $312,000 and increases of unrealized gains on sales of securities available-for-sale, net of tax, of $69,000.

We are in process of building new main office facilities to replace the leased facilities we currently occupy. At June 30, 3002 we had approximately $1.6 million of commitments for capital expenditures to complete the construction process.

Results of Operations for the Three Months Ended June 30, 2002 and 2001 and for the Six Months Ended June 30, 2002 and 2001

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,
	2002	2001

	(Dollars in Thousands)

Interest income	$1,449	$1,654
Interest expense	522	904

Net interest income	927	750
Provision for loan losses	50	67
Other income	199	72
Other expense	835	718

Pretax income	241	37
Income taxes	81	11

Net income	$160	$26

	Six Months Ended
	June 30,
	2002	2001

	(Dollars in Thousands)

Interest income	$2,882	$3,322
Interest expense	1,077	1,843

Net interest income	1,805	1,479
Provision for loan losses	90	123
Other income	439	143
Other expense	1,683	1,364

Pretax income	471	135
Income taxes	159	44

Net income	$312	$91

Our net interest income has increased by $177,000 and $326,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. Our net interest margin increased to 4.22% during the first six months of 2001 as compared to 3.67% for the first six months of 2001 and 3.84% for the entire year of 2001. The increases in net interest income and the net interest margin are due primarily to the repricing of our interest-bearing liabilities at lower rates.

The provision for loan losses decreased by $17,000 and $33,000 for the second quarter and first six months of 2002,respectively, as compared to the same periods in 2001. The decreases are due primarily to a lower rate of loan growth, lower net loan charge-offs, and our assessment of inherent risk in the loan portfolio. We incurred net charge-offs of $26,000 in the first six months of 2002 as compared to $94,000 in the first six months of 2001. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2002 and 2001 is as follows:

	June 30,

	2002	2001

	(Dollars in Thousands)
Nonaccrual loans	$2	$13
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	1
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	1	1
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data through June 30, 2002 and 2001 is as follows:

	Six Months Ended
	June 30,

	2002	2001

	(Dollars in Thousands)
Average amount of loans outstanding	$61,703	$51,557

Balance of allowance for loan losses at beginning of period	$756	$604

Loans charged off
Commercial and financial	$20	$0
Real estate mortgage	0	0
Installment	10	95

	30	95

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	4	1

	4	1

Net charge-offs	26	94

Additions to allowance charged to operating expense during period	90	123

Balance of allowance for loan losses at end of period	$820	$633

Ratio of net loans charged off during the period to average loans outstanding	0.04%	.18%

Other income has increased by $127,000 and $296,000 during the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. The increases are due to increased service charges on deposit accounts of $12,000 and $26,000,respectively, and increased mortgage loan origination fees $120,000 and $264,000, respectively. We commenced mortgage loan origination activities in the second quarter of 2001.

Other expenses increased by $117,000 and $319,000 during the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. The increases are due to increased salaries and employee benefits of $103,000 and $246,000, respectively, and increased other operating expenses of $10,000 and $59,000, respectively. Salaries and employee and benefits have increased due to increased salaries associated with mortgage loan origination activities and to other annual salary increases. Other operating expenses have increased due to the overall growth of the Bank.

The provision for income taxes was $159,000 for the first six months of 2002 (effective tax rate of 34%) as compared to $44,000 for the first six months of 2001 (effective tax rate of 33%). The increase in amount is due to higher pre tax income in 2002.

Overall, net income has increased by $134,000 and $221,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. The increases are due to higher net interest margins, decreased loans loss provisions, and higher other income due substantially in part to mortgage loan origination activities.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Shareholders was held on May 21, 2002.

(b)	The following directors were elected for a term of one year and until a successor is duly qualified and elected:

Catherine M. Amos
Jeffrey S. Bagley
Danny M. Bennett
Michael P. Bennett
Bryan L. Bettis
Talmadge W. Bolton
Thomas L. Bower, III
Charles R. Castleberry
Charles D. Ingram
Herbert A. Lang, Jr.
John P. McGruder
James J. Myers
Timothy M. Perry
Danny L. Reid
Charles R. Smith
Wyatt L. Willingham
Jerry M. Wood

(c)	The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder. The shares represented at the meeting (440,371 or 55.04%) voted as follows:

1.	Proposal to elect the 17 individuals nominated by management as Directors.

Director	For	Against	Abstain

Catherine M. Amos	440,371	0	0
Jeffrey S. Bagley	440,371	0	0
Danny M. Bennett	440,371	0	0
Michael P. Bennett	440,371	0	0
Bryan L. Bettis	440,371	0	0
Talmadge W. Bolton	440,371	0	0
Thomas L. Bower, III	440,371	0	0
Charles R. Castleberry	440,371	0	0

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

Director	For	Against	Abstain

Charles D. Ingram	440,371	0	0
Herbert A. Lang, Jr.	440,371	0	0
John P. McGruder	440,371	0	0
James J. Myers	437,871	2,500	0
Timothy M. Perry	437,871	2,500	0
Danny L. Reid	440,371	0	0
Charles R. Smith	440,371	0	0
Wyatt L. Willingham	440,371	0	0
Jerry M. Wood	440,371	0	0

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

99.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORSYTH BANCSHARES, INC. (Registrant)

DATE:	August 13, 2002	BY:	/s/ Timothy M. Perry

Timothy M. Perry, President and C.E.O.
(Principal Executive Officer)

DATE:	August 13, 2002	BY:	/s/ Timothy D. Foreman

Timothy D. Foreman, Vice President,
Secretary and Treasurer
(Principal Financial and Accounting Officer)