Form 10QSB
period 2002-09-30
FORSYTH BANCSHARES INC
filed 2002-11-13
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
Mark  One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended    SEPTEMBER 30, 2002
                                             -------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       COMMISSION FILE NUMBER:  333-10909

                            Forsyth Bancshares, Inc.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Georgia                                          58-2231953
-------------------------------                        -------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of
November 1, 2002:      800,000;  no par value.

Transitional Small Business Disclosure Format          Yes      No  X
                                                                   ----

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY



================================================================================

                                      INDEX
                                      -----



                                                                 PAGE
                                                                 -----
PART I.   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2002 . . . . .      3

      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
        INCOME - THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
        AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 . . .      4

      CONSOLIDATED STATEMENT OF CASH FLOWS - NINE
        MONTHS ENDED SEPTEMBER 30, 2002 AND 2001  . . . . . . .      5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . .      6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . .      7

   ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . .     13

PART II.   OTHER INFORMATION

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     14

   ITEM 5 - OTHER INFORMATION . . . . . . . . . . . . . . . . .     14

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . .     14

   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .     15

   CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . .     16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                     ASSETS
                     ------
Cash and due from banks                               $   1,607
Interest-bearing deposits in banks                          211
Federal funds sold                                        5,080
Securities available-for-sale, at fair value             18,711
Securities held-to-maturity, fair value of $48               48
Restricted equity securities                                206

Loans                                                    66,632
Less allowance for loan losses                              855
                                                       --------
            Loans, net                                   65,777
                                                       --------
                                                          4,684
Other assets                                                764
                                                       --------
          TOTAL ASSETS                                 $ 97,088
                                                       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

DEPOSITS
   Noninterest-bearing                                  $10,486
   Interest-bearing                                      76,018
                                                       --------
          TOTAL DEPOSITS                                 86,504
Other liabilities                                           488
                                                       --------
          TOTAL LIABILITIES                              86,992
                                                       --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares
     shares authorized, 800,000 issued and outstanding    7,960
    Retained earnings                                     1,802
    Accumulated other comprehensive income                  334
                                                       --------
          TOTAL STOCKHOLDERS' EQUITY                     10,096
                                                       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 97,088
                                                       ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF INCOME
                                           AND COMPREHENSIVE INCOME
                                THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                               AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                  (UNAUDITED)
                                            (DOLLARS IN THOUSANDS,
                                            EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                              --------------------------  --------------------
                                                                  2002          2001          2002       2001
                                                              ------------  ------------  ------------  ------
INTEREST INCOME
    Loans                                                     $      1,214  $      1,314  $      3,564  $3,827
    Taxable securities                                                 215           270           671     890
    Nontaxable securities                                               14            14            43      56
    Deposits in banks                                                    2             6             8      15
    Federal funds sold                                                  19            30            60     169
                                                              ------------  ------------  ------------  ------
              TOTAL INTEREST INCOME                                  1,464         1,634         4,346   4,957
                                                              ------------  ------------  ------------  ------

INTEREST EXPENSE
    Deposits                                                           553           811         1,629   2,654
    Other borrowings                                                     -             -             1       -
                                                              ------------  ------------  ------------  ------
              TOTAL INTEREST EXPENSE                                   553           811         1,630   2,654
                                                              ------------  ------------  ------------  ------

              NET INTEREST INCOME                                      911           823         2,716   2,303
PROVISION FOR LOAN LOSSES                                               55           136           145     259
                                                              ------------  ------------  ------------  ------
              NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                             856           687         2,571   2,044
                                                              ------------  ------------  ------------  ------

OTHER INCOME
    Service charges on deposit accounts                                 67            57           194     158
    Gains on sales of securities available-for-sale                      -             -             5       6
    Other operating income                                             153           162           460     197
                                                              ------------  ------------  ------------  ------
              TOTAL OTHER INCOME                                       220           219           659     361
                                                              ------------  ------------  ------------  ------

OTHER EXPENSES
    Salaries and other employee benefits                               460           448         1,392   1,135
    Occupancy and equipment expenses                                   118           127           363     358
    Other operating expenses                                           252           224           758     670
                                                              ------------  ------------  ------------  ------
              TOTAL OTHER EXPENSES                                     830           799         2,513   2,163
                                                              ------------  ------------  ------------  ------

              INCOME  BEFORE INCOME TAXES                              246           107           717     242

INCOME TAX EXPENSE                                                      83            36           242      80
                                                              ------------  ------------  ------------  ------

              NET INCOME                                               163            71           475     162
                                                              ------------  ------------  ------------  ------

OTHER COMPREHENSIVE INCOME
    Unrealized gains on securities
      available-for-sale arising during period, net of tax             101           168           170     392
                                                              ------------  ------------  ------------  ------
              COMPREHENSIVE INCOME                            $        264  $        239  $        645  $  554
                                                              ============  ============  ============  ======
BASIC AND DILUTED EARNINGS PER SHARE                          $       0.20  $       0.09  $       0.59  $ 0.20
                                                              ============  ============  ============  ======
CASH DIVIDENDS PER SHARE                                      $          -  $          -  $          -  $    -
                                                              ============  ============  ============  ======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                    (UNAUDITED)
                              (DOLLARS IN THOUSANDS)


                                                                 2002      2001
                                                               --------  ---------
OPERATING ACTIVITIES
    Net income                                                 $   475   $    162
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                               179        188
        Provision for loan losses                                  145        259
        Gain on sales of securities available-for-sale              (5)        (6)
        Net other operating activities                             196        (17)
                                                               --------  ---------

              Net cash provided by operating activities            990        586
                                                               --------  ---------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                  (9,460)    (9,205)
    Proceeds from maturities of securities available-for-sale    4,582     11,163
    Proceeds from sales of securities available-for-sale         2,356      4,037
    Proceeds from maturities held-to-maturity                      205        557
    Purchases of restricted equity securities                       (6)         -
    Net increase in interest-bearing deposits in banks             (25)       (11)
    Net (increase)decrease in federal funds sold                 2,286     (2,661)
    Net increase in loans                                       (6,006)   (10,542)
    Purchase of premises and equipment                          (1,815)      (721)
                                                               --------  ---------

              Net cash used in investing activities             (7,883)    (7,383)
                                                               --------  ---------
FINANCING ACTIVITIES
    Net increase in deposits                                     5,719      6,618
                                                               --------  ---------
              Net cash provided by financing activities          5,719      6,618
                                                               --------  ---------
Net decrease in cash and due from banks                         (1,174)      (179)

Cash and due from banks at beginning of period                   2,781      2,575
                                                               --------  ---------
Cash and due from banks at end of period                       $ 1,607   $  2,396
                                                               ========  =========


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

          The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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

LIQUIDITY  AND  CAPITAL  RESOURCES

We consider our liquidity to be adequate to meet operating and loan funding requirements at September 30, 2002. At September 30, 2002, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 30% and the loan to deposit ratio was approximately 77%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

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

                                                   ACTUAL
                                          ---------------------
                                                                  REGULATORY
                                                                   MINIMUM
                                          CONSOLIDATED    BANK   REQUIREMENT
                                          -------------  ------  ------------
              Leverage capital ratios           10.13%    8.48%        4.00 %
              Risk-based capital ratios:
                Tier I capital                  12.78    10.73         4.00
                Total capital                   13.90    11.86         8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                            SEPTEMBER 30,
                                                 2002
                                            -------------
              Commitments to extend credit  $      11,711
              Letters of credit                       115
                                            -------------
                                            $      11,826
                                            =============

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

FINANCIAL  CONDITION

Following is a summary of our balance sheets for the periods indicated:


                                             SEPTEMBER 30,   DECEMBER 31,
                                                  2002           2001
                                             --------------  -------------
                                                (DOLLARS IN THOUSANDS)
                                             -----------------------------
Cash and due from banks                      $        1,607  $       2,781
Interest-bearing deposits in banks                      211            186
Federal funds sold                                    5,080          7,366
Securities                                           18,965         16,362
Loans, net                                           65,777         59,916
Premises and equipment                                4,684          3,048
Other assets                                            764            927
                                             --------------  -------------
                                             $       97,088  $      90,586
                                             ==============  =============

Deposits                                     $       86,504  $      80,785
Securities sold under repurchase agreements               -              -
Other liabilities                                       488            350
Stockholders' equity                                 10,096          9,451
                                             --------------  -------------
                                             $       97,088  $      90,586
                                             ==============  =============


Our total assets grew by 7.2% for the first nine months of 2002. Deposit growth of $5,719,000 coupled with decreases in federal funds sold and cash positions totaling $3,460,000 was invested primarily in securities and loans. Our loan to deposit ratio has remained steady since December 31, 2001, holding in the 75-77% range. Our current federal funds and securities balances should provide the funds for expected loan growth in the future. Stockholders' equity has increased by $645,000 due to net income of $475,000 and increases of unrealized gains on sales of securities available-for-sale, net of tax, of $170,000.

We are in process of building new main office facilities to replace the leased facilities we currently occupy. We anticipate moving into the new location in November 2002. At September 30, 3002 we had approximately $500 thousand of commitments for capital expenditures to complete the construction process.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Following is a summary of our operations for the periods indicated.

                             THREE MONTHS ENDED
                                SEPTEMBER 30,
                              2002        2001
                           ----------  ----------
                           (DOLLARS IN THOUSANDS)
                           ----------------------
Interest income            $    1,464  $    1,634
Interest expense                  553         811
                           ----------  ----------
Net interest income               911         823
Provision for loan losses          55         136
Other income                      220         219
Other expense                     830         799
                           ----------  ----------
Pretax income                     246         107
Income taxes                       83          36
                           ----------  ----------
Net income                 $      163  $       71
                           ==========  ==========

                               NINE MONTHS ENDED
                                 SEPTEMBER 30,
                              2002         2001
                           -----------  -----------
                            (DOLLARS IN THOUSANDS)
                           ------------------------
Interest income            $     4,346  $     4,957
Interest expense                 1,630        2,654
                           -----------  -----------
Net interest income              2,716        2,303
Provision for loan losses          145          259
Other income                       659          361
Other expense                    2,513        2,163
                           -----------  -----------
Pretax income                      717          242
Income taxes                       242           80
                           -----------  -----------
Net income                 $       475  $       162
                           ===========  ===========

Our net interest income has increased by $88,000 and $413,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Our net interest margin increased to 4.16% during the first nine months of 2002 as compared to 3.80% for the first nine months of 2001 and 3.84% for the entire year of 2001. The increases in net interest income and the net interest margin are due primarily to the repricing of our interest-bearing liabilities at lower rates.

The provision for loan losses decreased by $81,000 and $114,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. The decreases are due primarily to a lower rate of loan growth, lower net loan charge-offs, and our assessment of inherent risk in the loan portfolio. We incurred net charge-offs of $46,000 in the first nine months of 2002 as compared to $111,000 in the first nine months of 2001. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2002 and 2001 is as follows:

                                                                             SEPTEMBER 30,
                                                                           2002         2001
                                                                        -----------  -----------
                                                                         (DOLLARS IN THOUSANDS)
                                                                        ------------------------
Nonaccrual loans                                                        $        36  $        44
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                        0            1
Restructured loans                                                                0            0
Potential problem loans                                                           0            0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                     1            1
Interest income that was recorded on nonaccrual and restructured loans            0            0


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

Information regarding certain loans and allowance for loan loss data through September 30, 2002 and 2001 is as follows:

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   ------------------------
                                                                     2002         2001
                                                                   -----------  -----------
                                                                    (DOLLARS IN THOUSANDS)
                                                                   ------------------------

Average amount of loans outstanding                                $    63,182  $    53,489
                                                                   ===========  ===========
Balance of allowance for loan losses at beginning of period        $       756  $       604
                                                                   -----------  -----------
Loans charged off
  Commercial and financial                                         $        34  $        15
  Real estate mortgage                                                       0            0
  Installment                                                               15          100
                                                                   -----------  -----------
                                                                            49          115
                                                                   -----------  -----------

Loans recovered
  Commercial and financial                                                   0            0
  Real estate mortgage                                                       0            0
  Installment                                                                3            4
                                                                   -----------  -----------
                                                                             3            4
                                                                   -----------  -----------

Net charge-offs                                                             46          111
                                                                   -----------  -----------
Additions to allowance charged to operating expense during period          145          259
                                                                   -----------  -----------
Balance of allowance for loan losses at end of period              $       855  $       752
                                                                   ===========  ===========
Ratio of net loans charged off during the period to
  average loans outstanding                                            0.07  %       . 21 %
                                                                   ===========  ===========


Other income has increased by $1,000 and $298,000 during the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. The year to date increase is due to increased service charges on deposit accounts of $36,000 and increased mortgage loan origination fees $258,000. We commenced mortgage loan origination activities in the second quarter of 2001.

Other expenses increased by $31,000 and $350,000 during the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. The increases are due to increased salaries and employee benefits of $12,000 and $257,000, respectively, and increased other operating expenses of $28,000 and $88,000, respectively. Salaries and employee and benefits have increased due to increased salaries associated with mortgage loan origination activities and to other annual salary increases. Other operating expenses have increased due to the overall growth of the Bank.

The provision for income taxes was $242,000 for the first nine months of 2002 (effective tax rate of 34%) as compared to $80,000 for the first nine months of 2001 (effective tax rate of 33%). The increase in amount is due to higher pre tax income in 2002.

Overall, net income has increased by $92,000 and $313,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. The increases are due to higher net interest margins, decreased loans loss provisions, and higher other income due substantially in part to mortgage loan origination activities.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

               None.


ITEM 5.   OTHER  INFORMATION

               None.


ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits.

               99.1 Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002
          (b)  Reports  on  Form  8-K.

               None.

                                   SIGNATURES




          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FORSYTH  BANCSHARES,  INC.
                                      (Registrant)



Date:  November 13, 2002             BY: /s/ Timothy M. Perry
       -------------------              ---------------------------------------
                                        Timothy M. Perry, President and C.E.O.
                                        (Principal Executive Officer)


Date:  November 13, 2002             BY: /s/ Timothy D. Foreman
       -------------------              ---------------------------------------
                                        Timothy D. Foreman, Vice President,
                                        Secretary and Treasurer
                                       (Principal Financial and Accounting
                                        Officer)

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Timothy  M.  Perry,  President  and  C.E.O.,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Forsyth Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:


     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 13, 2002
       -----------------


                                   /s/ Timothy M. Perry
                                   --------------------------------------
                                   Timothy M. Perry, President and C.E.O.
                                   (Principal Executive Officer)

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Timothy  D.  Foreman, Vice President, Secretary and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Forsyth Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 13, 2002
       -----------------


                                   /s/  Timothy D. Foreman
                                   --------------------------------------------
                                   Timothy D. Foreman, Vice President,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)