Form 10KSB
period 2002-12-31
FORSYTH BANCSHARES INC
filed 2003-03-27
CIK 1021479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             _______________________

                                   FORM 10-KSB
                             _______________________

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

                       Commission file number:  333-10909

                            FORSYTH BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                     Georgia                                  58-2231953
   (Name of Small Business Issuer in its Charter)          (I.R.S. Employer
                                                          Identification No.)


  651 Veterans Memorial Boulevard, Cumming, Georgia              30040
       (address of principal executive office)                 (Zip Code)

        (Issuer's telephone number, including area code):  (770) 886-9500

              Securities registered under Section 12(b) of the Act:

   Title of Each Class               Name of Each Exchange on Which Registered
   -------------------               -----------------------------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  the  issuer's  revenues for its most recent fiscal year:  $6,689,328

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 13, 2003, the aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant based solely on an appraisal of the Registrant's shares dated March 31, 2002, was approximately $8,871,375.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 2003, there were 1,775,000 shares of the Registrant's common stock outstanding.

     Documents  Incorporated  by  Reference:
     - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Parts I and II.
     - Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2003 are incorporated by reference into Part III.
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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and with the Department of Banking and Finance of the State of Georgia (the "DBF") under the Georgia Financial Institutions Code (the "Financial Institutions Code"). The Company had total consolidated assets of $100.2 million, total deposits of $88 million and total stockholders equity of $11.8 million at December 31, 2002. Through its wholly-owned subsidiary, The Citizens Bank of Forsyth County (the "Bank"), the Company operates a commercial banking business in Forsyth County, Georgia.

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

LOCATION AND SERVICE AREA

     The Bank is a general commercial and retail banking business, emphasizing the needs of small to medium-sized businesses, professional concerns and individuals, primarily in Cumming, Georgia and the surrounding area, including Forsyth County. The principal executive offices and telephone number of both the Company and the Bank are 651 Veterans Memorial Boulevard, Cumming, Georgia 30040, (770) 886-9500.

     During 2002, the Bank completed construction of a new Main Office to replace the leased facilities that it had previously occupied. The new 11,208 square foot facility opened in the Fall of 2002 and is located at 651 Veteran's Memorial Boulevard in Cumming, Georgia. During the second quarter of 2001, the Bank opened a 4000 square feet permanent facility at 5140 Highway 9, Alpharetta, Georgia 30005, which is in the Midway community in south Forsyth County. The Company also purchased a site in the Free Home community in Cherokee County, Georgia in September 2000, and plans are currently being finalized to open a second branch facility there during 2003.

     At present, the Bank's primary service area is Forsyth County, Georgia, which is located in North Georgia. Forsyth County was named Georgia's fastest growing, and the nation's third fastest growing, county in a recent report issued by the U.S. Census Bureau. The estimated total population of Forsyth County grew from 44,083 in 1990 to 98,407 in 2000, a growth rate of 123%. The population of the county is estimated to be 110,296 for 2001. The only major city in the county is Cumming, Georgia, which may be reached via major highways including Georgia Highways 9, 20, 141, 306, 369 and 400.

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

DEPOSITS

     The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Forsyth County Area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and governmental authorities. As of December 31, 2002, the Bank's deposits were allocated among certain categories as follows: 13% demand deposits, 10% NOW accounts, 77% time and savings deposits.

LENDING ACTIVITIES

     General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to small to medium-sized businesses, professional concerns and individuals that are located in or conduct a substantial portion of their business in the Bank's market area. As of December 31, 2002, the Bank's loans were allocated as follows: 69% real estate loans, 20% commercial loans and 11% consumer and other loans.

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

     Real Estate Loans. A primary component of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). With the exception of residential real estate loans, loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and are more likely fixed in the case of shorter term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The Bank's policy is for the loan-to-value ratio for (i) first and second mortgage loans and (ii) construction loans not to exceed 80%. In addition, the Bank may require personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors that are well-established in the Forsyth County Area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See "--Competition." The Bank may also originate loans for sale into the secondary market. The Bank attempts to limit interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

     Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchases of equipment and machinery. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Forsyth County Area. The well-established banks in the Forsyth County Area make proportionately more loans to medium to large-sized businesses than the Bank. Many of the Bank's current and future commercial loans are and will likely be made to small to medium-sized businesses which may be less able to withstand competitive, economic and financial conditions than larger borrowers.

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

     Lending Limit. Under the Financial Institutions Code, the Bank is limited in the amount it can loan to a single borrower by the amount of the Bank's statutory capital base. The limit is 15% of the statutory capital base unless each loan in excess of 15% of the capital base is approved by the Bank's Board of Directors, or a committee thereof, and unless the entire amount of the loan is secured by good collateral or other ample security. In no event, however, may the aggregate amount loaned to any borrower exceed 25% of the Bank's statutory capital base, subject to certain exceptions relating to the type and adequacy of the collateral for such loan. In estimating the loans to any individual, the Bank must take into account all amounts loaned to firms and partnerships of which the individual is a member. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. The Bank does not have any internal policy restrictions concerning loans to one borrower other than the limits imposed by the Financial Institutions Code and those relating to loans to affiliates. See "--Supervision and Regulation--The Bank--Transactions With Affiliates and Insiders." Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank is not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

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

OTHER BANKING SERVICES

     Other bank services provided by the Bank include safe deposit boxes, travelers checks, direct deposits of payroll and social security checks and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions. The Bank does not currently and does not plan to exercise trust powers. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the DBF.

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Forsyth County Area and elsewhere. As of December 31, 2002, there were 15 commercial banks, with 33 commercial bank branches operating in Forsyth County. A number of these competitors are well-established in the Forsyth County Area. Most of these institutions have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not currently provide nor expect to provide. In addition, non-depository institution competitors are generally not subject to the extensive regulations applicable to the Company and the Bank. Recent federal legislation permits commercial banks to establish operations nationwide, further increasing competition from out-of-state financial institutions. Furthermore, recently enacted Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia, thus creating further opportunities for other financial institutions to compete with the Bank. As of July 1, 1998, banks may establish branch banks statewide without limitation. See "Supervision and Regulation--The Bank--Branching." In addition, on-line computer banking via the Internet or otherwise may also become an increasing source of competition for community financial institutions such as the Bank. As a result of these competitive factors, the Bank may from time to time be required to pay higher rates of interest to attract deposits. Management believes that the Bank will continue to be able to compete effectively with these institutions in the Bank's proposed markets, but no assurances can be given in this regard.

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

     Pursuant to the Federal Deposit Insurance Funds Act of 1996, commercial banks are also required to pay part of the interest on the Financing Corporation's ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980s. As a result, commercial bank deposits are now also subject to a special assessment on BIF assessable deposits by FICO upon the approval by the FDIC Board ("FICO Assessment") of such assessment. The Bank's FICO Assessment for 2002 was $13,936, and management believes that it will be at least approximately $14,000 for 2003.

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

     Branching. Recent Georgia legislation has greatly diminished the historical legal restrictions on establishing branch banks across county lines in Georgia. Under Georgia law, banks may establish branch banks statewide without limitation subject to prior regulatory approval. Such approval is granted under the same criteria applied to the establishment of a de novo bank. In addition, the Company, with prior regulatory approval, is permitted to acquire interests in and operate banks throughout the state provided such banks have been in existence for five years. Any bank that can be acquired by the Company under these rules could also be merged into the Bank such that its offices would then be operated as branches of the Bank.

     Prior to 2001, the Bank operated only from its Main Office in Cumming, Georgia. During the second quarter of 2001, the Bank opened a branch office in the Forsyth County community known as Midway. In addition, in September 2000 the Company acquired a site for an additional branch office in the Cherokee County community known as Free Home. Plans are currently being finalized to open a second branch office at this site during 2003. Depending upon profitability and community needs, additional branches may be opened in the future.

     Community Reinvestment Act. The Company and the Bank are subject to the provisions of the CRA and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting the credit needs of the community served by that institution, including low and moderate income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution that has applied to:
(i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution; or (vi) expand other activities, including engaging in financial services activities authorized by the GLB Act. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, or to become a FHC, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. The Company received a "satisfactory rating" in its most recent CRA examination.

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

     FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks that requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of not less than 5%, a Tier 1 Capital risk-based ratio of not less than 6% and a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Bank currently qualifies as "well-capitalized," and as of December 31, 2002 had a leverage ratio of 8.48%, a Tier 1 Capital risk-based ratio of 10.43% and a total risk-based capital ratio of 11.55%.

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

EMPLOYEES

     The  Bank  had  30  full-time employees at December 31, 2002.   The Company
does  not  have  any  employees  other  than  its  officers.

ITEM 2. PROPERTIES

     The site of the Bank's principal facility is located at its new Main Office at 651 Veterans Memorial Boulevard, Cumming, Georgia 30040, which consists of an approximately 11,208 square foot building. The Main Office facilities include a teller line, customer service area, offices for the Bank's lenders and officers, a vault with safe deposit boxes, drive-in teller lanes, and a drive-up automated teller machine. The total costs for the construction of the new Main Office were $2,047,750.

     Prior to the completion of construction of its Main Office, the Company maintained its principal facility at a leased facility under a Sublease Agreement, as amended, with NationsBank, N.A. (South), the initial term of which ended on August 31, 2000, but which was extended for an additional 5 years and 4 months. The base annual rent under the sublease was $73,759 in 2000, $75,972 in 2001 and $75,972 in 2002, and it is anticipated that such rental expense for 2003 will be $38,000. However, because the Bank has moved to its new Main Office, it is currently negotiating for the early termination of the Sublease Agreement, and anticipates that it may be terminated in the second quarter of 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended December 31, 2002.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Information required by this item is set forth under the heading "Market for the Company's Common Stock and Related Shareholder Matters" on page 47 in the Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FORSYTH BANCSHARES, INC.

     Information required by this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 21 in the Annual Report to Shareholders for the year ended December 31, 2002 and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     Information required by this item is set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 23 through 46 and in the "Independent Auditor's Report" on page 22 in the Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's Annual Meeting to be held on May 20, 2003, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Information required by this item is set forth under the heading "Director Compensation" and under the heading "Executive Compensation" of the definitive proxy statement for the Company's Annual Meeting to be held on May 20, 2003, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Common Stock Ownership of Certain Beneficial Owners" of the definitive proxy statement for the Company's Annual Meeting to be held on May 20, 2003, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is set forth under the heading "Certain Transactions and Business Relationships" of the definitive proxy statement for the Company's Annual Meeting to be held on May 20, 2003, and is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS  ON  FORM  8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(A)(1) FINANCIAL STATEMENTS

     The following financial statements of the Company and the independent auditors' report thereon are included in the Company's 2002 Annual Report to Shareholders and are incorporated by reference in Item 7 hereof:

Consolidated  Balance  Sheets  as  of  December  31,  2002  and  2001.

Consolidated Statements of Income for the years ended December 31, 2002 and 2001.

Consolidated Statements of Comprehensive Income for the years ended December 31,
   2002  and  2001.

Consolidated Statements of Stockholders' Equity for the years ended December 31,
   2002  and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and
   2001.

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

4.1. Specimen  Stock  Certificate.(1)

10.1 Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996.(1)

10.4. Long-Term Incentive Compensation Plan of Forsyth Bancshares, Inc., dated January 1, 2000.

13.1 The  following  sections  of  the  2002  Annual  Report  to  Shareholders:
     -    Market for the Company's Common Stock and Related Shareholder Matters.
     - Management's Discussion and Analysis of Results of Operations and Financial Condition.
     -    Independent  Auditor's  Report.
     - Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

21.1 Subsidiaries  of  the  Company.

99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Report  of  Independent  Auditors.
_______________

(1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).

     (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

ITEM 14. DISCLOSURE CONTROL AND PROCEDURES

     The Company's Principal Executive and Financial Officers have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report. That evaluation concluded that the disclosure controls and procedures are effective as of the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORSYTH BANCSHARES, INC.


                                   By:  /s/ Timothy M. Perry
                                      ---------------------------------------
                                        Timothy M. Perry
                                        President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                          Title                       Date
---------------------------  ------------------------------------  --------------

 /s/ Catherine M. Amos                   Director                  March 27, 2003
---------------------------
     Catherine M. Amos

 /s/ Jeffrey S. Bagley           Vice Chairman of the Board        March 27, 2003
---------------------------
     Jeffrey S. Bagley

 /s/ Danny M. Bennett                    Director                  March 27, 2003
---------------------------
     Danny M. Bennett

 /s/ Michael P. Bennett                  Director                  March 27, 2003
---------------------------
     Michael P. Bennett

 /s/ Bryan L. Bettis                     Director                  March 27, 2003
---------------------------
     Bryan L. Bettis

 /s/ Talmadge W. Bolton                  Director                  March 27, 2003
---------------------------
     Talmadge W. Bolton

 /s/ Thomas L. Bower III                 Director                  March 27, 2003
---------------------------
     Thomas L. Bower III

 /s/ Charles R. Castleberry              Director                  March 27, 2003
---------------------------
     Charles R. Castleberry

 /s/ Timothy D. Foreman      Chief Financial Officer, Senior Vice  March 27, 2003
---------------------------   President, Secretary and Treasurer
     Timothy D. Foreman


 /s/ Charles D. Ingram                   Director                  March 27, 2003
---------------------------
     Charles D. Ingram

 /s/ Herbert A. Lang, Jr.                Director                  March 27, 2003
---------------------------
     Herbert A. Lang, Jr.

 /s/ John P. McGruder                    Director                  March 27, 2003
---------------------------
     John P. McGruder

 /s/ James J. Myers                Chairman of the Board           March 27, 2003
---------------------------
     James J. Myers

 /s/ Timothy M. Perry        President, Chief Executive Officer    March 27, 2003
---------------------------             and Director
     Timothy M. Perry

 /s/ Danny L. Reid                       Director                  March 27, 2003
---------------------------
     Danny L. Reid

 /s/ Charles R. Smith                    Director                  March 27, 2003
---------------------------
     Charles R. Smith

 /s/ Wyatt L. Willingham                 Director                  March 27, 2003
---------------------------
     Wyatt L. Willingham

 /s/ Jerry M. Wood                       Director                  March 27, 2003
---------------------------
     Jerry M. Wood

                                 CERTIFICATIONS

     I,  Timothy  M.  Perry,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of Forsyth Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a). Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date March 27, 2003


     By    /s/ Timothy M. Perry
         ----------------------
         Timothy M. Perry, President and Principal Executive Officer

     I,  Timothy  D.  Foreman,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of Forsyth Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date March 27, 2003

     By    /s/ Timothy D. Foreman
         ------------------------
         Timothy D. Foreman, Principal Financial and Accounting Officer and Treasurer

 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
   15(D) OF THE SECURITIES ACT OF 1933, AS AMENDED, (THE "ACT") BY REGISTRANTS
                     WHICH HAVE NOT REGISTERED SECURITIES
                    PURSUANT TO SECTION 12 OF THE 1934 ACT


     Subsequent to the filing of this Annual Report on Form 10-KSB, the Company will distribute to its securities holders an Annual Report to Shareholders and Proxy Statement in connection with its 2003 Annual Meeting of Shareholders. The Company will furnish four copies of such materials to the Commission when such materials are sent to the shareholders.

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

4.1.   Specimen Stock Certificate.(1)

10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996.(1)

10.4 Long-Term Incentive Compensation Plan of Forsyth Bancshares, Inc., dated January 1, 2000.

13.1   The following sections of the 2002 Annual Report to Shareholders:
       -  Market for the Company's Common Stock and Related Shareholder Matters.
       - Management's Discussion and Analysis of Results of Operations and Financial Condition.
       -  Independent Auditor's Report.
       - Consolidated Financial Statements and Notes to the Consolidated Financial Statements

21.1   Subsidiaries of the Company.

99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3   Report of Independent Auditors.

_______________________________
(1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).