Form 10QSB
period 2003-03-31
FORSYTH BANCSHARES INC
filed 2003-05-13
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    MARCH 31, 2003
                                         ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                          ----------      ----------

                       COMMISSION FILE NUMBER:  333-10909

                               Forsyth Bancshares, Inc.
          ---------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


           Georgia                                               58-2231953
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


            651 VETERANS MEMORIAL BOULEVARD, CUMMING, GEORGIA 30040
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 886-9500
                           --------------------------
                          (Issuer's telephone number)

                  501 Tri County Plaza, Cumming, Georgia 30040
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---


State the number of shares outstanding of each of the issuer's classes of common
equity, as of May 9,2003:    1,797,500;  no  par  value.

Transitional  Small  Business  Disclosure  Format        Yes      No   X
                                                             ---      ---

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY



================================================================================

                                      INDEX
                                      -----


                                                                    PAGE
                                                                    ----

PART I.   FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEET - MARCH 31, 2003. . . . . . . . .     3

      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
          INCOME - THREE MONTHS ENDED MARCH 31, 2003 AND 2002. . .     4

      CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
          MONTHS ENDED MARCH 31, 2003 AND 2002 . . . . . . . . . .     5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . .     6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . .     7

      ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . .    13


PART II.   OTHER INFORMATION

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    14

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . .    14

      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    15

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                     ------

Cash and due from banks                               $  3,231
Interest-bearing deposits in banks                         217
Federal funds sold                                       5,283
Securities available-for-sale, at fair value            17,565
Securities held-to-maturity, fair value of $22              22
Restricted equity securities                               277

Loans                                                   72,088
Less allowance for loan losses                             898
                                                      --------
       Loans, net                                       71,190
                                                      --------

Premises and equipment                                   5,277
Other assets                                               776
                                                      --------

       TOTAL ASSETS                                   $103,838
                                                      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

DEPOSITS
  Noninterest-bearing                                 $ 11,853
  Interest-bearing                                      79,317
                                                      --------
       TOTAL DEPOSITS                                   91,170
Securities sold under repurchase agreements                194
Other liabilities                                          425
                                                      --------
       TOTAL LIABILITIES                                91,789
                                                      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, no par value; 10,000,000 shares
   authorized, 1,797,500 issued and outstanding          9,639
  Retained earnings                                      2,121
  Accumulated other comprehensive income                   289
                                                      --------
       TOTAL STOCKHOLDERS' EQUITY                       12,049
                                                      --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $103,838
                                                      ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS,
                             EXCEPT PER SHARE DATA)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                               2003     2002
                                                            ---------  -------
INTEREST INCOME
    Loans                                                   $  1,233   $1,165
    Taxable securities                                           168      227
    Nontaxable securities                                         14       14
    Deposits in banks                                              2       24
    Federal funds sold                                            12        3
                                                            ---------  -------
              TOTAL INTEREST INCOME                            1,429    1,433
                                                            ---------  -------

INTEREST EXPENSE
    Deposits                                                     475      554
    Other borrowings                                               -        1
                                                            ---------  -------
              TOTAL INTEREST EXPENSE                             475      555
                                                            ---------  -------

              NET INTEREST INCOME                                954      878
PROVISION FOR LOAN LOSSES                                         44       40
                                                            ---------  -------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                        910      838
                                                            ---------  -------

OTHER INCOME
    Service charges on deposit accounts                           72       65
    Gains (losses) on sales of securities available-for-sale       -        5
    Other operating income                                       178      170
                                                            ---------  -------
              TOTAL OTHER INCOME                                 250      240
                                                            ---------  -------

OTHER EXPENSES
    Salaries and other employee benefits                         504      479
    Occupancy and equipment expenses                             139      124
    Other operating expenses                                     278      246
                                                            ---------  -------
              TOTAL OTHER EXPENSES                               921      849
                                                            ---------  -------

              INCOME  BEFORE INCOME TAXES                        239      229

INCOME TAX EXPENSE                                                83       77
                                                            ---------  -------

              NET INCOME                                         156      152
                                                            ---------  -------

OTHER COMPREHENSIVE LOSS
    Unrealized losses on securities
      available-for-sale arising during period, net of tax       (74)    (110)
                                                            ---------  -------

              COMPREHENSIVE INCOME                          $     82   $   42
                                                            =========  =======
BASIC AND DILUTED EARNINGS PER SHARE                        $   0.09   $ 0.10
                                                            =========  =======
CASH DIVIDENDS PER SHARE                                    $      -   $    -
                                                            =========  =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                                     2003      2002
                                                                   --------  --------
OPERATING ACTIVITIES
    Net income                                                     $   156   $   152
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    81        62
        Provision for loan losses                                       44        40
        Gain on sales of securities available-for-sale                   -        (5)
        Net other operating activities                                 (69)      105
                                                                   --------  --------

              Net cash provided by operating activities                212       354
                                                                   --------  --------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                      (2,032)   (6,871)
    Proceeds from maturities of securities available-for-sale        3,059     1,399
    Proceeds from sales of securities available-for-sale                 -     2,356
    Proceeds from maturities of securities held-to-maturity             10        38
    Purchases of restricted equity securities                          (71)       (6)
    Net (increase) decrease in interest-bearing deposits in banks       (3)        3
    Net (increase)decrease in federal funds sold                    (1,822)      599
    Net increase in loans                                           (1,573)      (74)
    Purchase of premises and equipment                                 (24)     (141)
                                                                   --------  --------

              Net cash used in investing activities                 (2,456)   (2,697)
                                                                   --------  --------

FINANCING ACTIVITIES
    Net increase in deposits                                         3,203     1,112
    Net increase in securities sold under repurchase agreements        178       104
    Proceeds from exercise of stock options                            191         -
                                                                   --------  --------

              Net cash provided by financing activities              3,572     1,216
                                                                   --------  --------

Net increase (decrease) in cash and due from banks                   1,328    (1,127)

Cash and due from banks at beginning of period                       1,903     2,575
                                                                   --------  --------

Cash and due from banks at end of period                           $ 3,231   $ 1,448
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

          The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

          At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. There was no stock-based compensation during the first quarter of 2003.

                                                         THREE MONTHS ENDED MARCH 31,
                                                      --------------------------------
                                                            2003             2002
                                                      -----------------  -------------
Net income, as reported                               $             156  $         152
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects                  0              0
                                                      -----------------  -------------
Pro forma net income                                  $             156  $         152
                                                      =================  =============
Earnings per share:
   Basic - as reported                                $            0.09  $        0.10
                                                      =================  =============
   Basic - pro forma                                  $            0.09  $        0.10
                                                      =================  =============
   Diluted - as reported                              $            0.09  $        0.10
                                                      =================  =============
   Diluted - pro forma                                $            0.09  $        0.10
                                                      =================  =============


NOTE 3.   CURRENT ACCOUNTING DEVELOPMENTS

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

LIQUIDITY AND CAPITAL RESOURCES

We consider our liquidity to be adequate to meet operating and loan funding requirements at March 31, 2003. At March 31, 2003, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was 28.44% and the loan to deposit ratio was 79.07%. As the loan portfolio grows, we will continue to monitor liquidity and make adjustments as deemed necessary.
Investing our available funds in loans and other high yielding interest securities will increase earnings potential.

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

                                             ACTUAL
                                     ---------------------
                                                              MINIMUM
                                                             REGULATORY
                                     CONSOLIDATED    BANK   REQUIREMENT
                                     -------------  -------  ------------
         Leverage capital ratios           10.53 %   8.44 %        4.00 %
         Risk-based capital ratios:
           Tier I capital                  14.20    10.30          4.00
           Total capital                   15.28    11.39          8.00

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

                                             MARCH 31,2003
                                              (DOLLARS IN
                                              THOUSANDS)
                                            ---------------

         Commitments to extend credit       $        12,949
         Letters of credit                              127
                                            ---------------
                                            $        13,076
                                            ===============

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

FINANCIAL  CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                               MARCH 31,     DECEMBER 31,
                                                  2003           2002
                                             --------------  -------------
                                                (DOLLARS IN THOUSANDS)
                                             -----------------------------

Cash and due from banks                      $        3,231  $       1,903
Interest-bearing deposits in banks                      217            214
Federal funds sold                                    5,283          3,461
Securities                                           17,864         18,950
Loans, net                                           71,190         69,661
Premises and equipment                                5,277          5,334
Other assets                                            776            686
                                             --------------  -------------
                                             $      103,838  $     100,209
                                             ==============  =============
Deposits                                     $       91,170  $      87,967
Securities sold under repurchase agreements             194             16
Other liabilities                                       425            450
Stockholders' equity                                 12,049         11,776
                                             --------------  -------------
                                             $      103,838  $     100,209
                                             ==============  =============

Our total assets grew at a rate of 3.62% for the first quarter of 2003. Deposit growth of $3,200,000 coupled with a $1,085,000 decrease in investment securities was invested in loans ($1,529,000) federal funds sold ($1,822,000) and cash and due from banks ($1,328,000). Our loan to deposit ratio increased to 79.07% since December 31, 2002. Our current federal funds and securities balances should provide the funds for expected loan growth in the future. Stockholders' equity has increased by $273,000 due to net income of $156,000, several directors exercising their stock options to purchase 22,500 shares raising $191,000 and decreases of unrealized gains on securities available-for-sale, net of tax, of $74,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Following is a summary of our operations for the periods indicated.

                               THREE MONTHS ENDED
                                   MARCH 31,
                           -------------------------
                               2003         2002
                           ------------  -----------

                             (DOLLARS IN THOUSANDS)
                           -------------------------

Interest income            $      1,429  $     1,433

Interest expense                    475          555
                           ------------  -----------

Net interest income                 954          878

Provision for loan losses            44           40

Other income                        250          240

Other expense                       921          849
                           ------------  -----------

Pretax income                       239          229

Income taxes                         83           77
                           ------------  -----------

Net income                 $        156  $       152
                           ============  ===========


Our net interest income has increased by $76,000 during the first quarter of 2003 as compared to the same period in 2002. Our net interest margin decreased to 4.14% during the first quarter of 2003 as compared to 4.18% for the first quarter of 2002. The smaller increase in net interest income is due primarily to a 5.8% increase in loan interest coupled with a 24.5% decrease in investment income and the decrease in interest expense due to the repricing of the larger yield CD's and IRA accounts to the lower current market rates.

The provision for loan losses increased by $ 4,000 in the first quarter of 2003 when compared to the same period in 2002. This increase is due primarily to the growth of the loan portfolio by $1.5 million during the first quarter of 2003 as compared to growth of $74,000 in the first quarter of 2002 and our assessment of inherent risk in the loan portfolio. We incurred net charge-offs of $31,000 in the first quarter of 2003 as compared to $30,000 in the first quarter of 2002. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2003 and 2002 is as follows:

                                                                                 MARCH 31,
                                                                        -------------------------
                                                                            2003         2002
                                                                        ------------  -----------
                                                                         (DOLLARS IN THOUSANDS)
                                                                        -------------------------
Nonaccrual loans                                                        $         10  $        11
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                      130            0
Restructured loans                                                                 0            0

Potential problem loans                                                            0            0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                     1            1
Interest income that was recorded on nonaccrual and restructured loans             0            0


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

Information regarding certain loans and allowance for loan loss data through March 31, 2003 and 2002 is as follows:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   --------------------------
                                                                       2003          2002
                                                                   -------------  -----------
                                                                      (DOLLARS IN THOUSANDS)
                                                                   --------------------------
Average amount of loans outstanding                                $     71,189   $   60,388
                                                                   =============  ===========

Balance of allowance for loan losses at beginning of period        $        885   $      756
                                                                   -------------  -----------

Loans charged off
   Commercial and financial                                                  31           20
   Real estate mortgage                                                       0            -
   Installment                                                                0           10
                                                                   -------------  -----------
                                                                             31           30
                                                                   -------------  -----------

Loans recovered
   Commercial and financial                                                   0            -
   Real estate mortgage                                                       0            -
   Installment                                                                0            6
                                                                   -------------  -----------
                                                                              0            6
                                                                   -------------  -----------

Net charge-offs                                                              31           24
                                                                   -------------  -----------

Additions to allowance charged to operating expense during period            44           40
                                                                   -------------  -----------

Balance of allowance for loan losses at end of period              $        898   $      772
                                                                   =============  ===========
Ratio of net loans charged off during the period to
   average loans outstanding                                                .04%         .04%
                                                                   =============  ===========

Other income has increased by $10,000 during the first quarter of 2003 as compared to the same period in 2002 due to increased mortgage loan origination fees of $17,000 and a decrease in other customer service fees of $2,000 in fees collected and $5,000 in the gain of sales of securities. No securities have been sold at a loss or gain in the year 2003.

Other expenses increased by $72,000 during the first quarter of 2003 as compared to the same period in 2002 due primarily to increased salaries and employee benefits of $25,000 and occupancy expenses of $15,000 and other operating expenses of $15,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 34 as of March 31, 2003 from 33 as of March 31, 2002 and to other annual salary increases. Occupancy expenses have increased due to the depreciation expense of the new Main Office building, finished in November 2002. We are continuing to pay rent on the leased old main office facility. We are in negotiation with the landlord of the facility to terminate the lease. We expect to finalize the termination agreement during the second quarter of 2003. Other operating expenses have increased due the overall growth of the Bank.

Our provision for income taxes was $83,000 for the first quarter of 2003 (effective tax rate of 35%) as compared to $77,000 for the first quarter of 2002 (effective tax rate of 34%). The increase in amount is due to higher pre tax income in 2003 and the rise in the effective tax rate.

Overall, net income has increased by $4,000 during the first quarter of 2003 as compared to the same period in 2002 due primarily to increased net interest income.

Our earnings per share decreased due to the additional number of shares outstanding. During the fourth quarter of 2002 and the first quarter of 2003, several of our directors exercised their stock options and purchased a total of 197,500 shares, increasing stockholders' equity by $1.7 million.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.   CONTROLS AND PROCEDURES

The Company's Principal Executive and Financial Officers have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report. That evaluation concluded that the disclosure controls and procedures are effective as of the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

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


                               FORSYTH BANCSHARES, INC.
                                  (Registrant)



DATE:    May 9, 2003           BY:  /s/ Timothy M. Perry
      ----------------              --------------------------------------------
                                    Timothy M. Perry, President and C.E.O.
                                    (Principal Executive Officer)


DATE:    May 9, 2003           BY:  /s/ Timothy D. Foreman
      ----------------              --------------------------------------------
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



Date:  May 9, 2003
       -----------

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



Date:  May 9, 2003
       -----------


                                   /s/ Timothy D. Foreman
                                   ---------------------------------
                                   Timothy D. Foreman, Vice President,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)