Form 10QSB
period 2003-06-30
FORSYTH BANCSHARES INC
filed 2003-08-13
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
Mark  One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   JUNE 30, 2003
                                              ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                       COMMISSION FILE NUMBER:  333-10909

                            Forsyth Bancshares, Inc.
                    -----------------------------------------

         (Exact name of small business issuer as specified in its charter)

          Georgia                                                58-2231953
---------------------------                                ---------------------
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

                                      N/A
        -----------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    ----


State the number of shares outstanding of each of the issuer's classes of common
equity, as of August 1, 2003:      1,810,000; no par value.

Transitional Small Business Disclosure Format    Yes         No   X
                                                      ---        ---

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY



--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART  I.  FINANCIAL  INFORMATION

          ITEM  1.  FINANCIAL  STATEMENTS

            CONSOLIDATED  BALANCE  SHEET  -  JUNE  30,  2003 . . . . . . . . . 3

            CONSOLIDATED  STATEMENTS  OF  INCOME  AND  COMPREHENSIVE
              INCOME  -  THREE  MONTHS  ENDED  JUNE  30,  2003  AND  2002
              AND  SIX  MONTHS  ENDED  JUNE  30,  2003  AND  2002  . . . . . . 4

            CONSOLIDATED  STATEMENT  OF  CASH  FLOWS  -  SIX
              MONTHS  ENDED  JUNE  30,  2003  AND  2002  . . . . . . . . . . . 5

            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS . . . . . . . . . . 6

          ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                      FINANCIAL  CONDITION  AND  RESULTS OF OPERATIONS . . . . 9

          ITEM  3.  CONTROLS  AND  PROCEDURES . . . . . . . . . . . . . . . . 15


PART  II. OTHER  INFORMATION

          ITEM  4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. 16-17

          ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K . . . . . . . . . 17

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                           ASSETS
                           ------
Cash and due from banks                                   $  1,888
Interest-bearing deposits in banks                             219
Federal funds sold                                           1,158
Securities available-for-sale, at fair value                18,531
Restricted equity securities                                   277

Loans                                                       76,029
Less allowance for loan losses                                 954
                                                          --------
          Loans, net                                        75,075
                                                          --------

Premises and equipment                                       5,360
Other assets                                                   721
                                                          --------

          TOTAL ASSETS                                    $103,229
                                                          ========


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

DEPOSITS
    Noninterest-bearing                                   $ 13,003
    Interest-bearing                                        77,358
                                                          --------
          TOTAL DEPOSITS                                    90,361
Securities sold under repurchase agreements                    228
Other liabilities                                              301
                                                          --------
          TOTAL LIABILITIES                                 90,890
                                                          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, no par value; 10,000,000
     shares authorized, 1,810,000 issued and outstanding     9,745
    Retained earnings                                        2,282
    Accumulated other comprehensive income                     312
                                                          --------
          TOTAL STOCKHOLDERS' EQUITY                        12,339
                                                          --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $103,229
                                                          ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF INCOME
                                  AND COMPREHENSIVE INCOME
                          THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                         AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                         (UNAUDITED)
                                   (DOLLARS IN THOUSANDS,
                                   EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                 JUNE 30,           JUNE 30,
                                                             ----------------  -----------------
                                                               2003    2002      2003     2002
                                                             --------  ------  ---------  ------
INTEREST INCOME
    Loans                                                    $1,292    $1,184    $2,525   $2,350
    Taxable securities                                          164       230       332      456
    Nontaxable securities                                        15        14        29       29
    Deposits in banks                                             4         3         6        6
    Federal funds sold                                           10        18        22       41
                                                             --------  ------  ---------  ------
      TOTAL INTEREST INCOME                                   1,485     1,449     2,914    2,882
                                                             --------  ------  ---------  ------

INTEREST EXPENSE
    Deposits                                                    444       522       919    1,076
    Other borrowings                                              1         -         1        1
                                                             --------  ------  ---------  ------
      TOTAL INTEREST EXPENSE                                    445       522       920    1,077
                                                             --------  ------  ---------  ------

      NET INTEREST INCOME                                     1,040       927     1,994    1,805
PROVISION FOR LOAN LOSSES                                        46        50        90       90
                                                             --------  ------  ---------  ------
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                               994       877     1,904    1,715
                                                             --------  ------  ---------  ------

OTHER INCOME
    Service charges on deposit accounts                          63        62       135      127
    Gains on sales of securities available-for-sale               -         -         9        5
    Other operating income                                      182       137       360      307
                                                             --------  ------  ---------  ------
      TOTAL OTHER INCOME                                        245       199       504      439
                                                             --------  ------  ---------  ------

OTHER EXPENSES
    Salaries and other employee benefits                        555       454     1,059      932
    Occupancy and equipment expenses                            110       121       249      245
    Other operating expenses                                    342       260       620      506
                                                             --------  ------  ---------  ------
      TOTAL OTHER EXPENSES                                    1,007       835     1,928    1,683
                                                             --------  ------  ---------  ------

      INCOME  BEFORE INCOME TAXES                               232       241       480      471

INCOME TAX EXPENSE                                               80        81       163      159
                                                             --------  ------  ---------  ------

      NET INCOME                                                152       160       317      312
                                                             --------  ------  ---------  ------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax       23       179       (51)      69
                                                             --------  ------  ---------  ------

      COMPREHENSIVE INCOME                                   $  175    $  339    $  266   $  381
                                                             ========  =======  ========  ======
BASIC AND DILUTED EARNINGS PER SHARE                         $ 0.08    $ 0.10    $ 0.18   $ 0.20
                                                             ========  =======  ========  ======

CASH DIVIDENDS PER SHARE                                     $    -    $    -    $    -   $    -
                                                             ========  =======  ========  ======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

                                                                   2003      2002
                                                                 --------  --------
OPERATING ACTIVITIES
    Net income                                                   $   317   $   312
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                 158       123
        Provision for loan losses                                     90        90
        Gain on sales of securities available-for-sale                (9)       (5)
        Net other operating activities                              (152)      138
                                                                 --------  --------

              Net cash provided by operating activities              404       658
                                                                 --------  --------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                    (7,272)   (7,905)
    Proceeds from maturities of securities available-for-sale      4,587     2,774
    Proceeds from sales of securities available-for-sale           2,792     2,356
    Proceeds from maturities held-to-maturity                         32       103
    Purchases of restricted equity securities                        (71)       (6)
    Net increase in interest-bearing deposits in banks                (5)      (23)
    Net decrease in federal funds sold                             2,303     2,438
    Net increase in loans                                         (5,504)   (3,051)
    Purchase of premises and equipment                              (184)     (828)
                                                                 --------  --------

              Net cash used in investing activities               (3,322)   (4,142)
                                                                 --------  --------

FINANCING ACTIVITIES
    Net increase in deposits                                       2,394     2,549
    Net increase in securities sold under repurchase agreements      212         9
    Proceeds from exercise of stock options                          297         -
                                                                 --------  --------

              Net cash provided by financing activities            2,903     2,558
                                                                 --------  --------

Net decrease in cash and due from banks                              (15)     (926)

Cash and due from banks at beginning of period                     1,903     2,781
                                                                 --------  --------

Cash and due from banks at end of period                         $ 1,888   $ 1,855
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

          The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   STOCK  COMPENSATION  PLANS

          At June 30, 2003, the Company has two a stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------
                                                     2003            2002
                                                 -------------  ---------------
Net income, as reported                          $         152  $           160
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of tax                         6                0
                                                 -------------  ---------------
Pro forma net income                             $         146  $           160
                                                 =============  ===============
Earnings per share:
  Basic - as reported                            $         .08  $           .10
                                                 =============  ===============
  Basic - pro forma                              $         .08  $           .10
                                                 =============  ===============
  Diluted - as reported                          $         .08  $           .10
                                                 =============  ===============
  Diluted - pro forma                            $         .08  $           .10
                                                 =============  ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2.   STOCK  COMPENSATION  PLANS  (CONTINUED)

                                                   SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------
                                                      2003           2002
                                                 -----------------------------
Net income, as reported                          $          317  $         312
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of tax                          6              0
                                                 --------------  -------------
Pro forma net income                             $          311  $         312
                                                 ==============  =============
Earnings per share:
  Basic - as reported                            $         0.18  $        0.20
                                                 ==============  =============
  Basic - pro forma                              $         0.17  $        0.20
                                                 ==============  =============
  Diluted - as reported                          $         0.18  $        0.20
                                                 ==============  =============
  Diluted - pro forma                            $         0.17  $        0.20
                                                 ==============  =============

NOTE 3.   EARNINGS  PER  SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                 THREE MONTHS ENDED JUNE 30,
                                               ------------------------------
                                                   2003            2002
                                               -------------  ---------------

Basic Earnings Per Share:
  Weighted average common shares outstanding       1,804,396        1,600,000
                                               =============  ===============
  Net income                                   $         152  $           160
                                               =============  ===============

  Basic earnings  per share                    $        0.08  $          0.10
                                               =============  ===============

Diluted Earnings Per Share:
  Weighted average common shares outstanding       1,804,396        1,600,000
  Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market prices for the year               0                0
                                               -------------  ---------------
  Total weighted average common shares and
    common stock equivalents outstanding           1,804,396        1,600,000
                                               =============  ===============
  Net income                                   $         152  $           160
                                               =============  ===============
  Diluted earnings per share                   $        0.08  $          0.10
                                               =============  ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.   EARNINGS PER SHARE (CONTINUED)

                                                 SIX MONTHS ENDED JUNE 30,
                                               -----------------------------
                                                   2003            2002
                                               -------------  --------------
Basic Earnings Per Share:
  Weighted average common shares outstanding       1,793,494       1,600,000
                                               =============  ==============
  Net income                                   $         317  $          312
                                               =============  ==============

  Basic earnings  per share                    $        0.18  $         0.20
                                               =============  ==============

Diluted Earnings Per Share:
  Weighted average common shares outstanding       1,793,494       1,600,000
  Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market prices for the year               0               0
                                               -------------  --------------
  Total weighted average common shares and
    common stock equivalents outstanding           1,793,494       1,600,000
                                               =============  ==============

  Net income                                   $         317  $          312
                                               =============  ==============

  Diluted earnings per share                   $        0.18  $         0.20
                                               =============  ==============

NOTE 4.   CURRENT  ACCOUNTING  DEVELOPMENTS

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2003. At June 30, 2003, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 23.80% and the loan to deposit ratio was approximately 84.1%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

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

                                   ACTUAL
                            ---------------------
                                                    REGULATORY
                                                     MINIMUM
                            CONSOLIDATED    BANK   REQUIREMENT
                            -------------  ------  ------------
Leverage capital ratios            11.39%   8.38%         4.00%
Risk-based capital ratios:
  Tier I capital                   14.22   10.34          4.00
  Total capital                    15.35   11.48          8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                  JUNE 30,
                                                    2003
                                           (Dollars in Thousands)
                                           ----------------------
             Commitments to extend credit  $               15,333
             Letters of credit                                215
                                           ----------------------
                                           $               15,548
                                           ======================


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

FINANCIAL  CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                               JUNE 30,     DECEMBER 31,
                                                 2003           2002
                                             ------------  --------------
                                                (DOLLARS IN THOUSANDS)
                                             ----------------------------
Cash and due from banks                      $      1,888  $        1,903
Interest-bearing deposits in banks                    219             214
Federal funds sold                                  1,158           3,461
Securities                                         18,808          18,950
Loans, net                                         75,075          69,661
Premises and equipment                              5,360           5,334
Other assets                                          721             686
                                             ------------  --------------
                                             $    103,229  $      100,209
                                             ============  ==============

Deposits                                     $     90,361  $       87,967
Securities sold under repurchase agreements           228              16
Other liabilities                                     301             450
Stockholders' equity                               12,339          11,776
                                             ------------  --------------
                                             $    103,229  $      100,209
                                             ============  ==============

Our total assets grew at a consistent rate of 3.01% for the first six months of 2003. Deposit growth of $2,394,000 coupled with decreases of $142,000 in securities, $2,303,000 in federal funds sold and a $212,000 increase in repurchase accounts was invested in loans which increased by $5,414,000. Our loan to deposit ratio increased to 84.1% since December 31, 2002. Our current federal funds, securities and deposit balances should provide the funds for expected loan growth in the future. Stockholders' equity has increased by $563,000 due to net income of $317,000, proceeds from the exercise of stock options of $297,000 and decreases of unrealized gains on sales of securities available-for-sale, net of tax, of $51,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Following is a summary of our operations for the periods indicated.

                                 THREE MONTHS ENDED
                                      JUNE 30,
                                2003          2002
                           --------------  -----------
                              (DOLLARS IN THOUSANDS)
                           ---------------------------
Interest income            $        1,485  $     1,449
Interest expense                      445          522
                           --------------  -----------
Net interest income                 1,040          927
Provision for loan losses              46           50
Other income                          245          199
Other expense                       1,007          835
                           --------------  -----------
Pretax income                         232          241
Income taxes                           80           81
                           --------------  -----------
Net income                 $          152  $       160
                           ==============  ===========

                                SIX MONTHS ENDED
                                    JUNE 30,
                               2003         2002
                           ------------  -----------
                             (DOLLARS IN THOUSANDS)
                           -------------------------
Interest income            $      2,914  $     2,882
Interest expense                    920        1,077
                           ------------  -----------
Net interest income               1,994        1,805
Provision for loan losses            90           90
Other income                        504          439
Other expense                     1,928        1,683
                           ------------  -----------
Pretax income                       480          471
Income taxes                        163          159
                           ------------  -----------
Net income                 $        317  $       312
                           ============  ===========

Our net interest income has increased by $113,000 and $189,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. Our net interest margin increased to 4.23% during the first six months of 2003 as compared to 4.22% for the first six months of 2002. The decreases in interest expense and the increase in the net interest margin are due primarily to long term certificate of deposit and IRA products expiring and repricing at lower rates while loan rates remain relatively constant.

The provision for loan losses decreased by $4,000 for the second quarter and remained the same for the first six months of 2003, respectively, as compared to the same periods in 2002. We incurred net charge-offs of $21,000 in the first six months of 2003 as compared to $26,000 in the first six months of 2002. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2003 and 2002 is as follows:

                                                                                 JUNE 30,
                                                                        -------------------------
                                                                            2003         2002
                                                                        ------------  -----------
                                                                          (DOLLARS IN THOUSANDS)
                                                                        -------------------------
Nonaccrual loans                                                        $         91  $         2
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                        28            0
Restructured loans                                                                 0            0
Potential problem loans                                                            0            0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                      3            1
Interest income that was recorded on nonaccrual and restructured loans             0            0

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

Information regarding certain loans and allowance for loan loss data through June 30, 2003 and 2002 is as follows:

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        2003           2002
                                                                   ---------------  ----------
                                                                      (DOLLARS IN THOUSANDS)
                                                                   ---------------------------
Average amount of loans outstanding                                $       72,753   $  61,703
                                                                   ===============  ==========

Balance of allowance for loan losses at beginning of period        $          885   $     756
                                                                   ---------------  ----------

Loans charged off
Commercial and financial                                           $            0   $      20
Real estate mortgage                                                            0           0
Installment                                                                    32          10
                                                                   ---------------  ----------
                                                                               32          30
                                                                   ---------------  ----------

Loans recovered
Commercial and financial                                                        0           0
Real estate mortgage                                                            0           0
Installment                                                                    11           4
                                                                   ---------------  ----------
                                                                               11           4
                                                                   ---------------  ----------

Net charge-offs                                                                21          26
                                                                   ---------------  ----------

Additions to allowance charged to operating expense during period              90          90
                                                                   ---------------  ----------

Balance of allowance for loan losses at end of period              $          954   $     820
                                                                   ===============  ==========

Ratio of net loans charged off during the period to
average loans outstanding                                                    0.03%        .04%
                                                                   ===============  ==========

Other income has increased by $46,000 and $65,000 during the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. The increases are due to increased service charges on deposit accounts of $1,000 and $8,000, respectively, and increased mortgage loan origination fees $47,000 and $64,000, respectively.

Other expenses increased by $172,000 and $245,000 during the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. The increases are due to increased salaries and employee benefits of $101,000 and $127,000, respectively, a decrease of $11,000 for the second quarter and a $4,000 increase for the first six months of 2003 for the occupancy and equipment expense and increased other operating expenses of $82,000 and $114,000, respectively. Salaries and employee and benefits have increased due to increased salaries associated with mortgage loan origination activities and to other annual salary increases. Occupancy and equipment expense decreased in the second quarter due to the bank no longer leasing its main branch. Other operating expenses have increased due to $36,000 paid to terminate the lease of the old main office along with the legal expense of the termination. Other operating expenses also increased due to the higher FDIC and State assessments, higher mortgage expense and other expenses due to the growth of the Bank.

The provision for income taxes was $163,000 for the first six months of 2003 (effective tax rate of 34%) as compared to $159,000 for the first six months of 2002 (effective tax rate of 34%).

Overall, net income has decreased by $8,000 for the second quarter and increased $5,000 for the first six months of 2003, respectively, as compared to the same periods in 2002. The second quarter decrease is due to higher salaries and operating expenses offset by an increase in net interest income as compared to 2002. The increase in net income for the first six month is due to the increase net interest income offset by the increase in mortgage salaries in the second quarter.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.


ITEM 3.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities
Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          (a)  The  Annual  Meeting  of  Shareholders  was held on May 20, 2003.

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

          (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder. The shares represented at the meeting (1,185,836 or 66.1%) voted as follows:

               1. Proposal to elect the 17 individuals nominated by management as Directors.

          Director                 For        Against     Abstain
          --------                 ---        -------     -------

     Catherine  M.  Amos         1,183,304     2,532           0
     Jeffrey  S.  Bagley         1,184,836     1,000           0
     Danny  M.  Bennett          1,184,836     1,000           0
     Michael  P.  Bennett        1,184,836     1,000           0
     Bryan  L.  Bettis           1,184,836     1,000           0
     Talmadge  W.  Bolton        1,184,836     1,000           0
     Thomas  L.  Bower,  III     1,184,836     1,000           0
     Charles  R.  Castleberry    1,184,836     1,000           0

                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS (CONTINUED)

          Director                For        Against       Abstain
          --------                ---        -------       -------

     Charles  D.  Ingram        1,184,836     1,000             0
     Herbert  A.  Lang,  Jr.    1,184,836     1,000             0
     John  P.  McGruder         1,184,836     1,000             0
     James  J.  Myers           1,184,836     1,000             0
     Timothy  M.  Perry         1,184,836     1,000             0
     Danny  L.  Reid            1,184,836     1,000             0
     Charles  R.  Smith         1,183,304     2,532             0
     Wyatt  L.  Willingham      1,184,836     1,000             0
     Jerry  M.  Wood            1,184,836     1,000             0

               2. Proposal to approve the issuance of certain stock options to one of the directors as a correction to the plan that was previously approved by the Company's shareholders at the 2001 Annual Meeting.

                        For                Against              Abstain
                        ---                -------              -------
                     1,137,904              37,232              10,700

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits.

          31.1 Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

          31.2 Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports  on  Form  8-K.

               None.

                                   SIGNATURES




          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FORSYTH  BANCSHARES,  INC.
                                             (Registrant)



DATE:  August 13, 2003            BY:  /s/  Timothy M. Perry
       ---------------               -------------------------------------------
                                          Timothy M. Perry, President and C.E.O.
                                          (Principal  Executive  Officer)


DATE:  August 13, 2003            BY:  /s/  Timothy D. Foreman
       ---------------               -------------------------------------------
                                          Timothy D. Foreman, Vice President,
                                          Secretary  and  Treasurer
                                          (Principal  Financial  and  Accounting
                                          Officer)