Form 10QSB
period 2003-09-30
FORSYTH BANCSHARES INC
filed 2003-11-12
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      SEPTEMBER 30, 2003
                                         -----------------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 333-10909

                            Forsyth Bancshares, Inc.
                            ------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                         58-2231953
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

                                      N/A
                  --------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
     ----


State the number of shares outstanding of each of the issuer's classes of common equity, as of
November 1, 2003:      1,822,500; no par value.

Transitional Small Business Disclosure Format          Yes      No   X
                                                                    ----

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY


================================================================================


                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2003 . . . . . . . . 3

               CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME -
                    THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND NINE
                    MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 . . . . . . . . . 4

               CONSOLIDATED STATEMENT OF CASH FLOWS - NINE MONTHS ENDED
                    SEPTEMBER 30, 2003 AND 2002. . . . . . . . . . . . . . . . 5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . 6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . 9

          ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . 15


PART II.  OTHER INFORMATION

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . 16

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                          ASSETS
                          ------
Cash and due from banks                                   $  2,747
Interest-bearing deposits in banks                             222
Federal funds sold                                          10,434
Securities available-for-sale, at fair value                24,621
Restricted equity securities                                   277

Loans                                                       79,085
Less allowance for loan losses                                 993
                                                          --------
          Loans, net                                        78,092
                                                          --------

Premises and equipment                                       5,314
Other assets                                                   918
                                                          --------

          TOTAL ASSETS                                    $122,625
                                                          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

DEPOSITS
    Noninterest-bearing                                   $ 14,006
    Interest-bearing                                        95,379
                                                          --------
          TOTAL DEPOSITS                                   109,385
Securities sold under repurchase agreements                    321
Other liabilities                                              386
                                                          --------
          TOTAL LIABILITIES                                110,092
                                                          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, no par value; 10,000,000
     shares authorized, 1,822,500 issued and outstanding     9,851
    Retained earnings                                        2,541
    Accumulated other comprehensive income                     141
                                                          --------
        TOTAL STOCKHOLDERS' EQUITY                          12,533
                                                          --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $122,625
                                                          ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF INCOME
                                      AND COMPREHENSIVE INCOME
                           THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                         AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                            (UNAUDITED)
                                       (DOLLARS IN THOUSANDS,
                                       EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                             ------------------  ------------------
                                                              2003      2002      2003      2002
                                                             -------  ---------  -------  ---------
INTEREST INCOME
    Loans                                                    $1,306   $   1,214  $3,831   $   3,564
    Taxable securities                                          179         215     511         671
    Nontaxable securities                                        14          14      43          43
    Deposits in banks                                             2           2       8           8
    Federal funds sold                                           11          19      33          60
                                                             -------  ---------  -------  ---------
          TOTAL INTEREST INCOME                               1,512       1,464   4,426       4,346
                                                             -------  ---------  -------  ---------

INTEREST EXPENSE
    Deposits                                                    415         553   1,334       1,629
    Other borrowings                                              1           -       2           1
                                                             -------  ---------  -------  ---------
          TOTAL INTEREST EXPENSE                                416         553   1,336       1,630
                                                             -------  ---------  -------  ---------

          NET INTEREST INCOME                                 1,096         911   3,090       2,716
PROVISION FOR LOAN LOSSES                                        47          55     137         145
                                                             -------  ---------  -------  ---------
          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                         1,049         856   2,953       2,571
                                                             -------  ---------  -------  ---------

OTHER INCOME
    Service charges on deposit accounts                          67          67     202         194
    Gains on sales of securities available-for-sale               -           -       9           5
    Other operating income                                      192         153     552         460
                                                             -------  ---------  -------  ---------
          TOTAL OTHER INCOME                                    259         220     763         659
                                                             -------  ---------  -------  ---------

OTHER EXPENSES
    Salaries and other employee benefits                        539         460   1,598       1,392
    Occupancy and equipment expenses                            124         118     373         363
    Other operating expenses                                    248         252     868         758
                                                             -------  ---------  -------  ---------
          TOTAL OTHER EXPENSES                                  911         830   2,839       2,513
                                                             -------  ---------  -------  ---------

          INCOME  BEFORE INCOME TAXES                           397         246     877         717

INCOME TAX EXPENSE                                              139          83     302         242
                                                             -------  ---------  -------  ---------

          NET INCOME                                            258         163     575         475
                                                             -------  ---------  -------  ---------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax     (171)        101    (222)        170
                                                             -------  ---------  -------  ---------

          COMPREHENSIVE INCOME                               $   87   $     264  $  353   $     645
                                                             =======  =========  =======  =========
BASIC AND DILUTED EARNINGS PER SHARE                         $ 0.14   $    0.10  $ 0.32   $    0.30
                                                             =======  =========  =======  =========

CASH DIVIDENDS PER SHARE                                     $    -   $       -  $    -   $       -
                                                             =======  =========  =======  =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                     (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

                                                                   2003       2002
                                                                 ---------  --------
OPERATING ACTIVITIES
    Net income                                                   $    575   $   475
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                  223       179
        Provision for loan losses                                     137       145
        Gain on sales of securities available-for-sale                 (9)       (5)
        Net other operating activities                               (160)      196
                                                                 ---------  --------

              Net cash provided by operating activities               766       990
                                                                 ---------  --------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                    (15,433)   (9,460)
    Proceeds from maturities of securities available-for-sale       6,383     4,582
    Proceeds from sales of securities available-for-sale            2,792     2,356
    Proceeds from maturities held-to-maturity                          32       205
    Purchases of restricted equity securities                         (71)       (6)
    Net increase in interest-bearing deposits in banks                 (8)      (25)
    Net (increase) decrease in federal funds sold                  (6,973)    2,286
    Net increase in loans                                          (8,568)   (6,006)
    Purchase of premises and equipment                               (203)   (1,815)
                                                                 ---------  --------

              Net cash used in investing activities               (22,049)   (7,883)
                                                                 ---------  --------

FINANCING ACTIVITIES
    Net increase in deposits                                       21,418     5,719
    Net increase in securities sold under repurchase agreements       305         -
    Proceeds from exercise of stock options                           404         -
                                                                 ---------  --------

              Net cash provided by financing activities            22,127     5,719
                                                                 ---------  --------

Net increase (decrease) in cash and due from banks                    844    (1,174)

Cash and due from banks at beginning of period                      1,903     2,781
                                                                 ---------  --------

Cash and due from banks at end of period                         $  2,747   $ 1,607
                                                                 =========  ========


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

          The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   STOCK COMPENSATION PLANS

          At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 ----------------------
                                                    2003        2002
                                                 ----------  ----------
Net income, as reported                          $      258  $      163
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of tax                      0           0
                                                 ----------  ----------
Pro forma net income                             $      258  $      163
                                                 ==========  ==========
Earnings per share:
Basic - as reported                              $     0.14  $     0.10
                                                 ==========  ==========
Basic - pro forma                                $     0.14  $     0.10
                                                 ==========  ==========
Diluted - as reported                            $     0.14  $     0.10
                                                 ==========  ==========
Diluted - pro forma                              $     0.14  $     0.10
                                                 ==========  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2.   STOCK  COMPENSATION  PLANS  (CONTINUED)

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 ---------------------
                                                    2003       2002
                                                 ----------  ---------
Net income, as reported                          $      575  $     475
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of tax                      6          0
                                                 ----------  ---------
Pro forma net income                             $      569  $     475
                                                 ==========  =========
Earnings per share:
  Basic - as reported                            $     0.32  $    0.30
                                                 ==========  =========
  Basic - pro forma                              $     0.32  $    0.30
                                                 ==========  =========
  Diluted - as reported                          $     0.32  $    0.30
                                                 ==========  =========
  Diluted - pro forma                            $     0.32  $    0.30
                                                 ==========  =========


NOTE 3.   EARNINGS  PER  SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                               ----------------------
                                                  2003        2002
                                               ----------  ----------

Basic Earnings Per Share:
  Weighted average common shares outstanding    1,815,299   1,600,000
                                               ==========  ==========

  Net income                                   $  258,000  $  163,000
                                               ==========  ==========

  Basic earnings  per share                    $     0.14  $     0.10
                                               ==========  ==========

Diluted Earnings Per Share:
  Weighted average common shares outstanding    1,815,299   1,600,000
  Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market prices for the year            0           0
                                               ----------  ----------
  Total weighted average common shares and
    common stock equivalents outstanding        1,815,299   1,600,000
                                               ==========  ==========

  Net income                                   $  258,000  $  163,000
                                               ==========  ==========

  Diluted earnings per share                   $     0.14  $     0.10
                                               ==========  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.     EARNINGS PER SHARE (CONTINUED)

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ----------------------
                                                  2003        2002
                                               ----------  ----------
Basic Earnings Per Share:
  Weighted average common shares outstanding    1,800,842   1,600,000
                                               ==========  ==========

  Net income                                   $  575,000  $  475,000
                                               ==========  ==========

  Basic earnings  per share                    $     0.32  $     0.30
                                               ==========  ==========

Diluted Earnings Per Share:
  Weighted average common shares outstanding    1,800,842   1,600,000
  Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market prices for the year            0           0
                                               ----------  ----------
  Total weighted average common shares and
    common stock equivalents outstanding        1,800,842   1,600,000
                                               ==========  ==========

  Net income                                   $  575,000  $  475,000
                                               ==========  ==========

  Diluted earnings per share                   $     0.32  $     0.30
                                               ==========  ==========


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

LIQUIDITY  AND  CAPITAL  RESOURCES

We consider our liquidity to be adequate to meet operating and loan funding requirements at September 30, 2003. At September 30, 2003, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 34.24% and the loan to deposit ratio was approximately 72.3%. The liquidity ratio increased from 23.80% in June 2003 due to an increase of federal funds sold of $6,973,000. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

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

                                   ACTUAL
                            ---------------------
                                                   REGULATORY
                                                    MINIMUM
                            CONSOLIDATED    BANK   REQUIREMENT
                            -------------  ------  ------------
Leverage capital ratios            11.20%   8.12%         4.00%
Risk-based capital ratios:
  Tier I capital                   13.59    9.86          4.00
  Total capital                    14.68   10.96          8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                               SEPTEMBER 30,
                                                                   2003
                                                          ----------------------
                                                          (Dollars in Thousands)
           Commitments to extend credit                        $     13,615
           Letters of credit                                            172
                                                               ------------
                                                               $     13,787
                                                               ============

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

FINANCIAL  CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2003            2002
                                             ---------------  -------------
                                                 (DOLLARS IN THOUSANDS)
                                             ------------------------------
Cash and due from banks                      $         2,747  $       1,903
Interest-bearing deposits in banks                       222            214
Federal funds sold                                    10,434          3,461
Securities                                            24,898         18,950
Loans, net                                            78,092         69,661
Premises and equipment                                 5,314          5,334
Other assets                                             918            686
                                             ---------------  -------------
                                             $       122,625  $     100,209
                                             ===============  =============

Deposits                                     $       109,385  $      87,967
Securities sold under repurchase agreements              321             16
Other liabilities                                        386            450
Stockholders' equity                                  12,533         11,776
                                             ---------------  -------------
                                             $       122,625  $     100,209
                                             ===============  =============

Our total assets grew at a rate of 22.4% for the first nine months of 2003. Deposit growth of $21,418,000 coupled with increase of $305,000 in repurchase accounts were invested in an increase in securities of $5,948,000, $6,973,000 in federal funds sold and an $8,431,000 increase in loans. Deposit growth is due in part to a special offering of deposit accounts with a percentage rate tied to the prime rate during the third quarter. The interest offered to our money market customers was 65% of the prime rate on savings balances of $2,500 or more. This special offering was discontinued in August of 2003 after generating $8 million in deposits. Another $10 million in deposit growth was generated from depositors seeking a temporary investment. We do not anticipate these $10 million in deposits being retained by the bank for a period longer than six months. Our loan to deposit ratio decreased to 72.3% since December 31, 2002. Our current federal funds, securities and deposit balances will provide the funds for expected loan growth in the future. Stockholders' equity has increased by $757,000 due to net income of $575,000, proceeds from the exercise of stock options of $404,000 and decreases of unrealized gains on sales of securities available-for-sale, net of tax, of $222,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Following is a summary of our operations for the periods indicated.

                              THREE MONTHS ENDED
                                 SEPTEMBER 30,
                              2003         2002
                           -----------  ----------
                           (DOLLARS IN THOUSANDS)
                           -----------------------
Interest income            $     1,512  $    1,464
Interest expense                   416         553
                           -----------  ----------
Net interest income              1,096         911
Provision for loan losses           47          55
Other income                       259         220
Other expense                      911         830
                           -----------  ----------
Pretax income                      397         246
Income taxes                       139          83
                           -----------  ----------
Net income                 $       258  $      163
                           ===========  ==========

                               NINE MONTHS ENDED
                                 SEPTEMBER 30,
                               2003        2002
                           -----------  ----------
                           (DOLLARS IN THOUSANDS)
                           -----------------------

Interest income            $     4,426  $    4,346
Interest expense                 1,336       1,630
                           -----------  ----------
Net interest income              3,090       2,716
Provision for loan losses          137         145
Other income                       763         659
Other expense                    2,839       2,513
                           -----------  ----------
Pretax income                      877         717
Income taxes                       302         242
                           -----------  ----------
Net income                 $       575  $      475
                           ===========  ==========

Our net interest income has increased by $185,000 and $374,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. Our net interest margin increased to 4.23% during the first nine months of 2003 as compared to 4.16% for the first nine months of 2002. The increase in interest income of $48,000 and $80,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002 is due to the increase in higher yielding securities and the increase in federal funds sold along with increased loan interest and fees. The decrease in interest expense of $137,000 and $294,000 is due to the repricing of high yield certificate of deposit accounts to lower market rates along with lower market rates for all deposit accounts.

The provision for loan losses decreased by $8,000 for both the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. We incurred net charge-offs of $29,000 in the first nine months of 2003 as compared to $46,000 in the first nine months of 2002. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2003 and 2002 is as follows:

                                                                             SEPTEMBER 30,
                                                                        ----------------------
                                                                           2003        2002
                                                                        -----------  --------
                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------
Nonaccrual loans                                                        $        71  $     36
Loans contractually past due ninety days or more as to interest or principal payments and still accruing
Restructured loans                                                                0         0
Potential problem loans                                                           0         0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                     2         1
Interest income that was recorded on nonaccrual and restructured loans            0         0


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

Information regarding certain loans and allowance for loan loss data through September 30, 2003 and 2002 is as follows:

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   ----------------------
                                                                      2003        2002
                                                                   -----------  ---------
                                                                   (DOLLARS IN THOUSANDS)
                                                                   ----------------------
Average amount of loans outstanding                                $   74,374   $ 63,182
                                                                   ===========  =========
Balance of allowance for loan losses at beginning of period        $      885   $    756
                                                                   -----------  ---------

Loans charged off
  Commercial and financial                                         $        0   $     34
  Real estate mortgage                                                      0          0
  Installment                                                              41         15
                                                                   -----------  ---------
                                                                           41         49
                                                                   -----------  ---------

Loans recovered
  Commercial and financial                                                  0          0
  Real estate mortgage                                                      0          0
  Installment                                                              12          3
                                                                   -----------  ---------
                                                                           12          3
                                                                   -----------  ---------

Net charge-offs                                                            29         46
                                                                   -----------  ---------

Additions to allowance charged to operating expense during period         137        145
                                                                   -----------  ---------

Balance of allowance for loan losses at end of period              $      993   $    855
                                                                   ===========  =========

Ratio of net loans charged off during the period to
  average loans outstanding                                              0.04%       .07%
                                                                   ===========  =========

Other income has increased by $39,000 and $104,000 during the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. The quarterly increase is due to increases in mortgage loan origination fees of $24,000, credit life income of $11,000 and other customer service fees of $4,000. The nine month increase is due to increased in mortgage loan origination fees of $88,000, credit life income of $10,000 and service charges on deposit accounts of $8,000.

Other expenses increased by $81,000 and $326,000 during the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. The quarterly increase is due to an increase in salaries and employee benefits of $79,000. The yearly increase is due to increases in salaries and employee benefits of $206,000, other operating expenses of $110,000, and occupancy and equipment expense of $10,000. Salaries and employee and benefits have increased due to increased salaries associated with mortgage loan origination activities and to other annual salary increases. The increase in occupancy and equipment expense is due to the expenses associated with terminating the lease for our old main office facility during the second quarter of this year. Other operating expenses have increased due to $36,000 paid to terminate the lease of the old main office along with the legal expense of the termination. Other operating expenses also increased due to the higher FDIC and State assessments, mortgage expense, data processing expense, marketing expense and charitable contributions.

The provision for income taxes was $302,000 for the first nine months of 2003 (effective tax rate of 34%) as compared to $242,000 for the first nine months of 2002 (effective tax rate of 34%).

Overall, net income has increased by $95,000 for the third quarter and increased $100,000 for the first nine months of 2003, respectively, as compared to the same periods in 2002. The increases are due to increased net interest income, higher mortgage loan origination activities, decreased loan loss provisions and increased other income.

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

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits.

               31.1 Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended.

               31.2 Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended.

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


                                  FORSYTH BANCSHARES, INC.
                                        (Registrant)



DATE:  November 10, 2003          BY:/s/ Timothy M. Perry
       -----------------             --------------------------------------
                                     Timothy M. Perry, President and C.E.O.
                                     (Principal Executive Officer)


DATE:  November 10, 2003          BY:/s/ Timothy D. Foreman
       -----------------              -------------------------------------
                                     Timothy D. Foreman, Vice President,
                                     Secretary and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)