Form 10KSB
period 2003-12-31
FORSYTH BANCSHARES INC
filed 2004-03-30
CIK 1021479

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              ____________________

                                   FORM 10-KSB
                              ____________________

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  the  issuer's  revenues for its most recent fiscal year:  $6,960,768

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 15, 2004, the aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant based solely on an appraisal of the Registrant's shares dated March 31, 2002, was approximately $10,274,122.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2004, there were 1,828,000 shares of the Registrant's common stock outstanding.

     Documents  Incorporated  by  Reference:
     - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Parts I and II.
     - Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2004 are incorporated by reference into Part III.
     Transitional Small Business Disclosure Format:        Yes       No   X
                                                               -----    -----

================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

ITEM 1.   BUSINESS                                                            3

ITEM 2.   PROPERTIES                                                         21

ITEM 3.   LEGAL PROCEEDINGS                                                  22

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                22

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                  22
          STOCKHOLDER  MATTERS

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  22
          CONDITION AND RESULTS OF OPERATIONS OF FORSYTH
          BANCSHARES,  INC.

ITEM 7.   FINANCIAL STATEMENTS                                               22

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                   22
          ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.  CONTROLS AND PROCEDURES                                            23

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL               23
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.  EXECUTIVE COMPENSATION                                             24

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                24
          MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     24

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   25

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             26

SIGNATURES                                                                   27

EXHIBIT  INDEX                                                               30

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

GENERAL

     The Company is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and with the Department of Banking and Finance of the State of Georgia (the "DBF") under the Georgia Financial Institutions Code (the "Financial Institutions Code"). The Company had total consolidated assets of $121.3 million, total deposits of $107.7 million and total stockholders equity of $12.9 million at December 31, 2003. Through its wholly-owned subsidiary, The Citizens Bank of Forsyth County (the "Bank"), the Company operates a commercial banking business in Forsyth County, Georgia.

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

     During 2002, the Bank completed construction of a new Main Office to replace the leased facilities that it had previously occupied. The new 11,208 square foot facility opened in the Fall of 2002 and is located at 651 Veteran's Memorial Boulevard in Cumming, Georgia. During the second quarter of 2001, the Bank opened a 4000 square feet permanent facility at 5140 Highway 9, Alpharetta, Georgia 30004, which is in the Midway community in south Forsyth County. The Company also purchased a site in the Free Home community in Cherokee County, Georgia in September 2000, and plans are currently being finalized to open a second branch facility there during late 2004. The Company has also purchased a site at the intersection of Martin Road and State Road 400 in January 2004 as a possible branch location.

     At present, the Bank's primary service area is Forsyth County, Georgia, which is located in North Georgia. Forsyth County was named Georgia's fastest growing, and the nation's third fastest growing, county in a recent report issued by the U.S. Census Bureau. The estimated total population of Forsyth County grew from 44,083 in 1990 to 98,407 in 2000, a growth rate of 123%. The population of the county is estimated to be 116,924 for 2002. The only major city in the county is Cumming, Georgia, which may be reached via major highways including Georgia Highways 9, 20, 141, 306, 369 and 400.

     The principal components of the economy of Forsyth County are wholesale and retail trade, manufacturing, services and construction industries. According to the Cumming/Forsyth County Chamber of Commerce, the largest employers in the county include Tyson Foods, Inc., Siemens Industrial Automation and Scientific Games, Inc. Dozens of manufacturing industries operate in Forsyth County and industrial and business developments may expand and establish additional facilities in Forsyth County.

DEPOSITS

     The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Forsyth County Area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and governmental authorities. As of December 31, 2003, the Bank's deposits were allocated among certain categories as follows: 12.75% demand deposits, 13.49% NOW accounts, 73.76% time and savings deposits.

LENDING  ACTIVITIES

     General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to small to medium-sized businesses, professional concerns and individuals that are located in or conduct a substantial portion of their business in the Bank's market area. As of December 31, 2003, the Bank's loans were allocated as follows: 80% real estate loans, 12% commercial loans and 8% consumer and other loans.

     Credit Risk. There are certain risks inherent in making all loans. A principal economic risk inherent in making loans is the creditworthiness of the borrower. Other risks inherent in making loans include risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and, in the case of a collateralized loan, risks resulting from uncertainties as to the future value of the collateral. Management maintains an allowance for loan losses based on, among other things, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. Certain specific risks with regard to each category of loans are described under the separate subheading for each type of loan below.

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

     Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and revolving lines of credit such as credit cards. These loans typically carry balances of less than $50,000 and, in the case of non-revolving loans, are amortized over a period not exceeding 60 months or are 180-day term loans, in each case bearing interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit generally are the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire 10 years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans are the established banks in the Forsyth County Area.

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

OTHER  BANKING  SERVICES

     Other bank services provided by the Bank include safe deposit boxes, travelers checks, direct deposits of payroll and social security checks and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions. Customers can access their accounts and make transfers through the telephone banking system and the Internet. The Bank does not currently and does not plan to exercise trust powers. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the DBF.

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Forsyth County Area and elsewhere. As of December 31, 2003, there were 16 commercial banks, with 37 commercial bank branches, and one credit union operating in Forsyth County. A number of these competitors are well-established in the Forsyth County Area. Most of these institutions have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not currently provide nor expect to provide. In addition, non-depository institution competitors are generally not subject to the extensive regulations applicable to the Company and the Bank. Recent federal legislation permits commercial banks to establish operations nationwide, further increasing competition from out-of-state financial institutions. Furthermore, recently enacted Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia, thus creating further opportunities for other financial institutions to compete with the Bank. As of July 1, 1998, banks may establish branch banks statewide without limitation. See "Supervision and Regulation--The Bank--Branching." In addition, on-line computer banking via the Internet or otherwise may also become an increasing source of competition for community financial institutions such as the Bank. As a result of these competitive factors, the Bank may from time to time be required to pay higher rates of interest to attract deposits. Management believes that the Bank will continue to be able to compete effectively with these institutions in the Bank's proposed markets, but no assurances can be given in this regard.

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

     Under the Financial Institutions Code, it is unlawful without the prior approval of the DBF: (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of the bank;
(ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank; or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It is also unlawful for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank unless such bank has been in existence and continuously operating or incorporated as a bank for a period of three years or more prior to the date of application to the DBF for approval of such acquisition.

     The Financial Institutions Code and applicable provisions of federal law allow interstate banking by permitting bank holding companies to acquire Georgia banking organizations so long as the Georgia-based banks to be acquired have been in existence and continuously operated as banks for three years or more. Georgia bank holding companies are likewise permitted to acquire banking organizations in other states, subject to similar aging requirements. Banks located in substantially all states also may merge or consolidate with Georgia-based banks that satisfy the three year age requirement. Following such mergers or consolidations, the resulting bank may expand in each state where its predecessors were located, subject to the branching laws of that particular state. Those acquisitions and transactions are generally subject to federal and Georgia approval as described above. See "-- The Bank--Branching."

     Glass-Steagall Act. Prior to the effective date of the GLB Act, the Company was subject to certain provisions of the Glass-Steagall Act, which prohibited the Company from being affiliated, through either ownership or interlocking directors, officers or employees, with firms "engaged principally" in securities activities. As explained above, the GLB Act repealed these provisions and amended the BHCA to permit such activities by a bank holding company that qualifies as a FHC. See "--The Gramm-Leach-Bliley Act of 1999."

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

     Pursuant to the Federal Deposit Insurance Funds Act of 1996, commercial banks are also required to pay part of the interest on the Financing Corporation's ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980s. As a result, commercial bank deposits are now also subject to a special assessment on BIF assessable deposits by FICO upon the approval by the FDIC Board ("FICO Assessment") of such assessment. The Bank's FICO Assessment for 2003 was $14,163, and management believes that it will be at least approximately $14,163 for 2004.

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

     Dividends. The principal source of the Company's cash revenues comes from dividends received from the Bank. Under the Financial Institutions Code, cash dividends on the Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which the Bank's paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the DBF's current rules and regulations require prior DBF approval before cash dividends may be declared and paid if: (i) the Bank's ratio of Tier 1 Capital (see discussion of Tier 1 Capital below) to Adjusted Total Assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or
(iii) the percentage of the Bank's assets classified as adverse as to repayment or recovery by the DBF in the most recent examination of the Bank exceeds 80% of the Bank's Tier 1 Capital plus Allowance for Loan Losses.

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

     Prior to 2000, the Bank operated only from its Main Office in Cumming, Georgia. During the first quarter of 2000, the Bank opened a branch office in the Forsyth County community known as Midway. In addition, in September 2000 the Company acquired a site for an additional branch office in the Cherokee County community known as Free Home. Plans are currently being finalized to open a second branch office at this site in late 2004. The Company also purchased a site at the intersection of Martin Road and State Road 400 in northern Forsyth County in January 2004 as a possible branch location. Depending upon profitability and community needs, additional branches may be opened in the future.

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

     The GLB Act made various changes to the CRA. Among other changes, all CRA related agreements with non-governmental third parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a FHC, and no new activities authorized under the GLB Act may be commenced by a holding company or by a bank through a financial subsidiary, if any of its bank subsidiaries received less than a "satisfactory" rating in its latest CRA examination.

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

     FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks that requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of not less than 5%, a Tier 1 Capital risk-based ratio of not less than 6% and a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Bank currently qualifies as "well-capitalized," and as of December 31, 2003 had a leverage ratio of 7.75%, a Tier 1 Capital risk-based ratio of 9.77% and a total risk-based capital ratio of 10.87%.

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

     The DBF Statement includes separate capital adequacy guidelines for bank holding companies. However, the DBF Statement includes an exception under which the capital adequacy of certain bank holding companies having less than $150,000,000 in Total Consolidated Assets, no significant debt held by the general public, no nonbank activity involving significant leverage, and no significant off-balance sheet activities will generally be considered on a bank only basis.

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

LEGISLATIVE  AND  REGULATORY  CHANGES

     The regulatory changes that were enacted by the GLB Act make it legally possible for the Company to engage in securities, insurance and financial activities. The Company does not have any plans to engage in such activities under active review or consideration. However, the Company may consider such activities in the future if management determines that such activities are in the Company's best interest, and are financially and operationally feasible.

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

EMPLOYEES

     The  Bank  had  34  full-time employees at December 31, 2003.   The Company
does  not  have  any  employees  other  than  its  officers.

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

     Prior to the completion of construction of its Main Office, the Company maintained its principal facility at a leased facility under a Sublease Agreement, as amended, with NationsBank, N.A. (South), the initial term of which ended on August 31, 2000, but which was extended for an additional 5 years and 4 months. The annual rent paid under the sublease was $75,972 in 2001, $75,972 in 2002, and $62,060 in 2003 (including the termination payment referenced below). Because the Bank moved to its new Main Office, the Company negotiated an agreement for the early termination of the Sublease Agreement. Under the terms of the termination agreement, the Sublease Agreement was terminated effective May 7, 2003, in consideration of the payment of a termination fee equal to $37,985.94, plus 10 months of real estate taxes on the leased premises.

     In addition to the Bank's principal facility, the Company has a branch facility at 5140 Highway 9, Alpharetta, Georgia, which is in the southern Forsyth County community of Midway. The Company purchased the site consisting of approximately 3.87 acres in October of 1998 for a purchase price of $607,892. The branch is a 4000 square foot office with facilities similar to those of the main office. The Company also purchased a site consisting of approximately 2.06 acres in September of 2000 for a purchase price of $235,000 in the Cherokee County community of Free Home. The Company is currently finalizing plans to open a second branch facility on this site in late 2004. In January 2004, the Company purchased a site consisting of approximately 4.68 acres at the intersection of Martin Road and State Road 400 in northern Forsyth County for a purchase price of $928,122.

ITEM  3.   LEGAL  PROCEEDINGS

     There are no pending legal matters.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended December 31, 2003.

                                     PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

     Information required by this item is set forth under the heading "Market for the Company's Common Stock and Related Shareholder Matters" on page 47 in the Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FORSYTH BANCSHARES, INC.

     Information required by this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 21 in the Annual Report to Shareholders for the year ended December 31, 2003 and is incorporated herein by reference.

ITEM  7.   FINANCIAL  STATEMENTS

     Information required by this item is set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 23 through 46 and in the "Independent Auditor's Report" on page 22 in the Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.   CONTROLS  AND  PROCEDURES

     The Company's management is responsible for establishing and maintaining adequate internal disclosure controls and procedures over the Company's financial reporting. The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report. That evaluation concluded that the Company's disclosure controls and procedures are effective as of the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

     For this purpose, "disclosure controls and procedures" are defined as controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

     There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of management's evaluation of the Company's disclosure controls and procedures, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Certain of the information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's Annual Meeting to be held on May 18, 2004, and such information is incorporated herein by reference.

CODE  OF  ETHICS

     The Company is in the process of adopting a code of ethics that will be applicable to the Company's principal executive officer, principal financial officer and principal accounting officer or controller and to all persons performing similar functions on behalf of the Company, and will also apply to all officers performing such functions on behalf of the Bank. A draft code of ethics has been prepared by the Company's management under the supervision of the Company's Executive Committee. It is anticipated that the final version of the proposed code of ethics will be submitted for the review and approval of the Company's full Board of Directors not later than April 2004. The code of ethics will address: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities Exchange Commission, and in all other public communications by the Company; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and (5) accountability for adherence to the code of ethics. When finalized and adopted, the Company will make the code of ethics publicly available as required by 17 C.F.R. Section
                                                                  ------
228.406.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

     The five independent directors who serve on the Company's Executive Committee also independently function as the Company's Audit Committee. Those five individuals are Catherine M. Amos, Jeffrey S. Bagley, Charles D. Ingram, Herbert A. Lang, Jr., and James J. Myers. The Chairman of the Company's Board of Directors, James J. Myers, also serves as the Chairman of the Audit Committee. Mr. Myers, a certified public accountant, also qualifies as an "audit committee financial expert" for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.

ITEM  10.   EXECUTIVE  COMPENSATION

     Information required by this item is set forth under the heading "Director Compensation" and under the heading "Executive Compensation" of the definitive proxy statement for the Company's Annual Meeting to be held on May 18, 2004, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Common Stock Ownership of Certain Beneficial Owners" of the definitive proxy statement for the Company's Annual Meeting to be held on May 18, 2004, and is incorporated herein by reference.

ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information required by this item is set forth under the heading "Certain Transactions and Business Relationships" of the definitive proxy statement for the Company's Annual Meeting to be held on May 18, 2004, and is incorporated herein by reference.

ITEM  13.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
            REPORTS  ON  FORM  8-K

     (a)  THE  FOLLOWING  DOCUMENTS  ARE  FILED  AS  PART  OF  THIS  REPORT:

(a)(1)  FINANCIAL  STATEMENTS

     The following financial statements of the Company and the independent auditors' report thereon are included in the Company's 2003 Annual Report to Shareholders and are incorporated by reference in Item 7 hereof:

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Income for the years ended December 31, 2003 and 2002.

Consolidated Statements of Comprehensive Income for the years ended December 31,
   2003  and  2002.

Consolidated Statements of Stockholders' Equity for the years ended December 31,
   2003  and  2002.

Consolidated  Statements of Cash Flows for the years ended December 31, 2003 and
   2002.

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

10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996.(1)

10.4. Long-Term Incentive Compensation Plan of Forsyth Bancshares, Inc., dated January 1, 2000.

13.1      The  following  sections  of  the  2003 Annual Report to Shareholders:
          -    Market  for  the  Company's  Common Stock and Related Shareholder
               Matters.
          - Management's Discussion and Analysis of Results of Operations and Financial Condition.
          -    Independent  Auditor's  Report.
          - Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

21.1      Subsidiaries  of  the  Company.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
(1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).

     (b) NO REPORTS ON FORM 8-K WERE FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

ITEM  14.   PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Mauldin & Jenkins, LLC acted as the Company's independent public accountants for the fiscal year ended December 31, 2003. The Company's Audit Committee reviews and makes recommendations to the full Board of Directors regarding the approval of audit and permissible non-audit services performed by Mauldin & Jenkins, LLC, as well as the fees charged by Mauldin & Jenkins, LLC for such services. In its review of non-audit service fees and its appointment of Mauldin & Jenkins, LLC as the Company's independent accountants, the Audit Committee and the Board of Directors considered whether the provision of such services is compatible with maintaining Mauldin & Jenkins, LLC's independence. All of the services provided and fees charged by Mauldin & Jenkins, LLC in 2003 were pre-approved by the Audit Committee and the Board of Directors. Representatives of Mauldin & Jenkins, LLC will be present at the Annual Meeting with the opportunity to make a statement if they desire to do so and will be available to answer questions concerning the financial affairs of the Company.

AUDIT  FEES

     Fees for audit services totaled approximately $42,200 in 2002 and approximately $43,500 in 2003, including fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB and services provided in connection with other statutory or regulatory filings.

AUDIT  RELATED  FEES

     Except as disclosed above, the Company incurred no fees for audit related services in 2002 or 2003.

TAX  FEES

     Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $6,000 in 2002 and approximately $5,500 in 2003. Tax related services consisted principally of the preparation of the 2002 and 2003 consolidated tax returns for the Company and the Bank.

ALL  OTHER  FEES

     Except as disclosed above, the Company incurred no fees for accounting or accounting related services in 2002 or 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FORSYTH BANCSHARES, INC.


                                   By:   /s/  Timothy  M.  Perry
                                      -----------------------------------
                                         Timothy M. Perry
                                         President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       Signature                            Title                       Date
       ---------                            -----                       ----

 /s/ Catherine M. Amos       Director                              March 29, 2004
---------------------------
Catherine M. Amos

 /s/ Jeffrey S. Bagley       Vice Chairman of the Board            March 29, 2004
---------------------------
Jeffrey S. Bagley

 /s/ Danny M. Bennett        Director                              March 29, 2004
---------------------------
Danny M. Bennett


 /s/ Michael P. Bennett      Director                              March 29, 2004
---------------------------
Michael P. Bennett

 /s/ Bryan L. Bettis         Director                              March 29, 2004
---------------------------
Bryan L. Bettis

 /s/ Talmadge W. Bolton      Director                              March 29, 2004
---------------------------
Talmadge W. Bolton

 /s/ Thomas L. Bower III     Director                              March 29, 2004
---------------------------
Thomas L. Bower III

 /s/ Charles R. Castleberry  Director                              March 29, 2004
---------------------------
Charles R. Castleberry

 /s/ Timothy D. Foreman      Chief Financial Officer, Senior Vice  March 29, 2004
---------------------------  President, Secretary and Treasurer
Timothy D. Foreman

 /s/ Charles D. Ingram       Director                              March 29, 2004
---------------------------
Charles D. Ingram

 /s/ Herbert A. Lang, Jr.    Director                              March 29, 2004
---------------------------
Herbert A. Lang, Jr.

 /s/ John P. McGruder        Director                              March 29, 2004
---------------------------
John P. McGruder

 /s/ James J. Myers          Chairman of the Board                 March 29, 2004
---------------------------
James J. Myers

 /s/ Timothy M. Perry        President, Chief Executive Officer    March 29, 2004
---------------------------  and Director
Timothy M. Perry

 /s/ Danny L. Reid           Director                              March 29, 2004
---------------------------
Danny L. Reid

 /s/ Charles R. Smith        Director                              March 29, 2004
---------------------------
Charles R. Smith

 /s/ Wyatt L. Willingham     Director                              March 29, 2004
---------------------------
Wyatt L. Willingham

 /s/ Jerry M. Wood           Director                              March 29, 2004
---------------------------
Jerry M. Wood

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
      PURSUANT TO SECTION 15(d) OF THE SECURITIES ACT OF 1933, AS AMENDED,
        (THE "ACT") BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                     PURSUANT TO SECTION 12 OF THE 1934 ACT


     Subsequent to the filing of this Annual Report on Form 10-KSB, the Company will distribute to its securities holders an Annual Report to Shareholders and Proxy Statement in connection with its 2004 Annual Meeting of Shareholders. The Company will furnish four copies of such materials to the Commission when such materials are sent to the shareholders.

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

10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996.(1)

10.4 Long-Term Incentive Compensation Plan of Forsyth Bancshares, Inc., dated January 1, 2000.

13.1      The  following  sections  of  the  2003 Annual Report to Shareholders:
          -    Market  for  the  Company's  Common Stock and Related Shareholder
               Matters.
          - Management's Discussion and Analysis of Results of Operations and Financial Condition.
          -    Independent  Auditor's  Report.
          - Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

21.1      Subsidiaries  of  the  Company.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to exhibits of the same number in the Company's Registration Statement on Form S-1 (File No. 333-10909).