Form 10QSB
period 2004-03-31
FORSYTH BANCSHARES INC
filed 2004-05-14
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      MARCH 31, 2004
                                             ----------------

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

                                 (770) 886-9500
                                 --------------
                           (Issuer's telephone number)


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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of May 11, 2004:      1,828,000;  no par value.

Transitional Small Business Disclosure Format        Yes       No  X
                                                         ---      ---

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY


--------------------------------------------------------------------------------

                                      INDEX
                                      -----
                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET - MARCH 31, 2004. . . . . . . . .   3

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
              INCOME - THREE MONTHS ENDED MARCH 31, 2004 AND 2003. . . .   4

            CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
              MONTHS ENDED MARCH 31, 2004 AND 2003 . . . . . . . . . . .   5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . .   6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . .   8

          ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . .  15


PART II.  OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .  16

          ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . .  16

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                          ASSETS
                          ------

Cash and due from banks                              $   1,968
Interest-bearing deposits in banks                         279
Federal funds sold                                       6,795
Securities available-for-sale, at fair value            18,910
Restricted equity securities                               224

Loans                                                   84,135
Less allowance for loan losses                           1,047
                                                     ----------
       Loans, net                                       83,088
                                                     ----------

Premises and equipment                                   6,237
Other assets                                             1,223
                                                     ----------

       TOTAL ASSETS                                  $ 118,724
                                                     ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

DEPOSITS
    Noninterest-bearing                              $  14,776
    Interest-bearing                                    89,861
                                                     ----------
       TOTAL DEPOSITS                                  104,637
Securities sold under repurchase agreements                494
Other liabilities                                          384
                                                     ----------
       TOTAL LIABILITIES                               105,515
                                                     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares
     authorized, 1,828,000 issued and outstanding        9,923
    Retained earnings                                    3,083
    Accumulated other comprehensive income                 203
                                                     ----------
       TOTAL STOCKHOLDERS' EQUITY                       13,209
                                                     ----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $118,724
                                                     ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF INCOME
                               AND COMPREHENSIVE INCOME
                      THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                      (UNAUDITED)
                                (DOLLARS IN THOUSANDS,
                                EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                2004          2003
                                                             -----------  ------------
INTEREST INCOME
    Loans                                                    $     1,345  $     1,233
    Taxable securities                                               174          168
    Nontaxable securities                                             14           14
    Deposits in banks                                                  1            2
    Federal funds sold                                                 6           12
                                                             -----------  ------------
         TOTAL INTEREST INCOME                                     1,540        1,429
                                                             -----------  ------------

INTEREST EXPENSE
    Deposits                                                         364          475
    Other borrowings                                                   1            -
                                                             -----------  ------------
         TOTAL INTEREST EXPENSE                                      365          475
                                                             -----------  ------------

         NET INTEREST INCOME                                       1,175          954
PROVISION FOR LOAN LOSSES                                             28           44
                                                             -----------  ------------
         NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                             1,147          910
                                                             -----------  ------------

OTHER INCOME
    Service charges on deposit accounts                               70           72
    Gains on sales of securities available-for-sale                   22            -
    Other operating income                                           123          178
                                                             -----------  ------------
         TOTAL OTHER INCOME                                          215          250
                                                             -----------  ------------

OTHER EXPENSES
    Salaries and other employee benefits                             525          504
    Occupancy and equipment expenses                                 125          139
    Other operating expenses                                         283          278
                                                             -----------  ------------
         TOTAL OTHER EXPENSES                                        933          921
                                                             -----------  ------------

         INCOME  BEFORE INCOME TAXES                                 429          239

INCOME TAX EXPENSE                                                   153           83
                                                             -----------  ------------

         NET INCOME                                                  276          156
                                                             -----------  ------------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax            36          (74)
                                                             -----------  ------------

         COMPREHENSIVE INCOME                                $       312  $        82
                                                             ===========  ============
BASIC AND DILUTED EARNINGS PER SHARE                         $      0.15  $      0.09
                                                             ===========  ============
CASH DIVIDENDS PER SHARE                                     $         -  $         -
                                                             ===========  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                     2004      2003
                                                                   --------  --------
OPERATING ACTIVITIES
    Net income                                                     $   276   $   156
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    77        81
        Provision for loan losses                                       28        44
        Gain on sales of securities available-for-sale                 (22)        -
        Net other operating activities                                 (33)      (69)
                                                                   --------  --------

              Net cash provided by operating activities                326       212
                                                                   --------  --------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                           -    (2,032)
    Proceeds from maturities of securities available-for-sale        1,162     3,059
    Proceeds from sales of securities available-for-sale             4,715         -
    Proceeds from maturities of securities held-to-maturity              -        10
    Purchases of restricted equity securities                           53       (71)
    Net increase in interest-bearing deposits in banks                 (55)       (3)
    Net increase in federal funds sold                              (2,328)   (1,822)
    Net increase in loans                                           (1,548)   (1,573)
    Purchase of premises and equipment                                (990)      (24)
                                                                   --------  --------

              Net cash provided by (used in) investing activities    1,009    (2,456)
                                                                   --------  --------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                             (3,088)    3,203
    Net increase in securities sold under repurchase agreements         78       178
    Proceeds from exercise of stock options                             26       191
                                                                   --------  --------

              Net cash provided by (used in) financing activities   (2,984)    3,572
                                                                   --------  --------

Net increase (decrease) in cash and due from banks                  (1,649)    1,328

Cash and due from banks at beginning of period                       3,617     1,903
                                                                   --------  --------

Cash and due from banks at end of period                           $ 1,968   $ 3,231
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

          The results of operations for the three month period ended March 31,2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

          At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------
                                                                      2004             2003
                                                                --------------  -------------
          Net income, as reported                               $          276  $         156
          Deduct: Total stock-based employee compensation
             expense determined under fair value based
             method for all awards, net of related tax effects               0              0
                                                                --------------  -------------
          Pro forma net income                                  $          276  $         156
                                                                ==============  =============
          Earnings per share:
            Basic - as reported                                 $         0.15  $        0.09
                                                                ==============  =============
            Basic - pro forma                                   $         0.15  $        0.09
                                                                ==============  =============
            Diluted - as reported                               $         0.15  $        0.09
                                                                ==============  =============
            Diluted - pro forma                                 $         0.15  $        0.09
                                                                ==============  =============

NOTE 3.   EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                          THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------
                                                              2004             2003
                                                         ---------------  -------------
          Basic Earnings Per Share:
            Weighted average common shares outstanding         1,825,791      1,782,472
                                                         ===============  =============
            Net income                                   $       276,000  $     156,000
                                                         ===============  =============
            Basic earnings  per share                    $          0.15  $        0.09
                                                         ===============  =============
          Diluted Earnings Per Share:
            Weighted average common shares outstanding         1,825,791      1,782,472
            Net effect of the assumed exercise of stock
             options based on the treasury stock method
             using average market prices for the year                490              0
                                                         ===============  =============
            Total weighted average common shares and
             common stock equivalents outstanding              1,826,281      1,782,472
                                                         ===============  =============
            Net income                                   $       276,000  $     156,000
                                                         ===============  =============
            Diluted earnings per share                   $          0.15  $        0.09
                                                         ===============  =============

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

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


LIQUIDITY AND CAPITAL RESOURCES

We consider our liquidity to be adequate to meet operating and loan funding requirements at March 31, 2004. At March 31, 2004, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was 26.76% and the loan to deposit ratio was 79.89%. As the loan portfolio grows, we will continue to monitor liquidity and make adjustments as deemed necessary.
Investing our available funds in loans and other high yielding interest securities will increase earnings potential.

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

                                                  ACTUAL
                                          ---------------------
                                                                   MINIMUM
                                                                  REGULATORY
                                          CONSOLIDATED    BANK    REQUIREMENT
                                          -------------  ------  ------------
          Leverage capital ratios                11.26%   9.40%         4.00%
          Risk-based capital ratios:
            Tier I capital                       13.41   11.22          4.00
            Total capital                        14.49   12.32          8.00

During the first quarter of 2004, the Company approved a transfer of land to the Bank as a capital infusion. The land, located in Cherokee County, will be the site of the bank's next branch, scheduled to open in the fall of 2004. The Directors also approved increasing the Company's investment in the bank by $1 million. These two transfers to the bank will increase the Bank's capital and allow it to continue to grow for the foreseeable future while maintaining its well capitalized status.

The bank has entered into a contractual relationship to build a branch office on the property located in the Free Home community of Cherokee County. It is estimated cost to build the branch is $1.4 million.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                             MARCH 31, 2004
                                              (Dollars in
                                               Thousands)
                                            ----------------
              Commitments to extend credit  $         16,693
              Letters of credit                          252
                                            ----------------
                                            $         16,945
                                            ================

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

FINANCIAL CONDITION

Following  is  a  summary  of  our  balance  sheets  for  the periods indicated:

                                               MARCH 31,   DECEMBER 31,
                                                 2004          2003
                                              -----------  -------------
                                                (DOLLARS IN THOUSANDS)

Cash and due from banks                       $     1,968  $       3,617
Interest-bearing deposits in banks                    279            224
Federal funds sold                                  6,795          4,467
Securities                                         19,134         24,984
Loans, net                                         83,088         81,921
Premises and equipment                              6,237          5,324
Other assets                                        1,223            812
                                              -----------  -------------
                                              $   118,724  $     121,349
                                              ===========  =============
Deposits                                      $   104,637  $     107,725
Securities sold under repurchase agreements           494            416
Other liabilities                                     384            337
Stockholders' equity                               13,209         12,871
                                              -----------  -------------
                                              $   118,724  $     121,349
                                              ===========  =============

Total assets declined by 2.16% for the first quarter of 2004. Deposits, primarily interest bearing checking accounts, decreased by $3,088,000 during the quarter. Proceeds from sales and maturities of investment securities of $5,850,000 were used to fund loan growth of $1,167,000, increased premises and equipment of $913,000 with the remainder being temporarily invested into federal funds. The increase in premises and equipment is due to the purchase of property at the intersection of Georgia Highway 400 and Martin Road for possible future expansion. Our loan to deposit ratio remained relatively unchanged at 79.89% as compared to December 31, 2003. We expect federal funds sold and investment securities to provide for our future loan growth. In order to increase our deposits interest rates may have to be raised to compete with the other banks in our market. Stockholders' equity has increased by $338,000 due to net income of $276,000, proceeds from the exercise of stock options raising $26,000 and increases of unrealized gains on securities available-for-sale, net of tax, of $36,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Following is a summary of our operations for the periods indicated.

                                      THREE MONTHS ENDED
                                            MARCH 31,
                               --------------------------------
                                     2004             2003
                               -----------------  -------------
                                    (DOLLARS IN THOUSANDS)
                               --------------------------------
   Interest income             $           1,540  $       1,429

   Interest expense                          365            475
                               -----------------  -------------

   Net interest income                     1,175            954

   Provision for loan losses                  28             44

   Other income                              215            250

   Other expense                             933            921
                               -----------------  -------------

   Pretax income                             429            239

   Income taxes                              153             83
                               -----------------  -------------

   Net income                  $             276  $         156
                               =================  =============


Our net interest income has increased by $221,000 during the first quarter of 2004 as compared to the same period in 2003. Our net interest margin increased to 4.41% during the first quarter of 2004 as compared to 4.14% for the first quarter of 2003. The interest expense decrease is due to certificates of deposits with higher interest rates repricing at the current market rates and the decline in deposits since December 31, 2003. This has allowed the cost of funds to drop to 1.66%.

The provision for loan losses decreased by $16,000 in the first quarter of 2004 when compared to the same period in 2003. The decrease is due to the smaller rate of loan growth as compared to the first quarter of 2003 and a decrease in net charge offs. We incurred net charge-offs of $14,000 in the first quarter of 2004 as compared to $31,000 in the first quarter of 2003. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2004 and 2003 is as follows:

                                                                                  MARCH 31,
                                                                        --------------------------
                                                                             2004          2003
                                                                        --------------  ----------
                                                                          (DOLLARS IN THOUSANDS)
                                                                        --------------------------
Non-accrual loans                                                       $            0  $       10
Loans contractually past due ninety days or more as to interest
or principal payments and still accruing                                             0         130
Restructured loans                                                                   0           0

Potential problem loans                                                              8           0
Interest income that would have been recorded on nonaccrual
and restructured loans under original terms                                          0           1
Interest income that was recorded on nonaccrual and restructured loans               0           0


Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

In February, the bank foreclosed on commercial property securing a past due loan. The property was placed on the bank's balance sheet at the value of the loan, which was less than the appraised value. The property is being actively marketed.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2004 and 2003 is as follows:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    ----------------------------------
                                                                           2004              2003
                                                                    ------------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
                                                                    ----------------------------------
Average amount of loans outstanding                                 $          82,313   $      71,189
                                                                    ==================  ==============
Balance of allowance for loan losses at beginning of period         $           1,033   $         885
                                                                    ------------------  --------------
Loans charged off
  Commercial and financial                                                          8              31
  Real estate mortgage                                                              0               0
  Installment                                                                      11               0
                                                                    ------------------  --------------
                                                                                   19              31
                                                                    ------------------  --------------

Loans recovered
  Commercial and financial                                                          4               0
  Real estate mortgage                                                              0               0
  Installment                                                                       1               0
                                                                    ------------------  --------------
                                                                                    5               0
                                                                    ------------------  --------------

Net charge-offs                                                                    14              31
                                                                    ------------------  --------------
Additions to allowance charged to operating expense during period                  28              44
                                                                    ------------------  --------------
Balance of allowance for loan losses at end of period               $           1,047   $         898
                                                                    ==================  ==============
Ratio of net loans charged off during the period to
  average loans outstanding                                                       .02%            .04%
                                                                    ==================  ==============

Other income has decreased by $35,000 during the first quarter of 2004 as compared to the same period in 2003 due to decreased mortgage loan origination fees of $61,000, offset by gains of $22,000 on the sale of securities and $5,000 increase in customer service fees.

Other expenses increased by $12,000 during the first quarter of 2004 as compared to the same period in 2003 due to increased salaries and employee benefits of $21,000, decreased occupancy expenses of $14,000 and an increase in other operating expenses of $5,000. Salaries and employee benefits have increased due to annual salary increases. Occupancy expenses have decreased due to no longer leasing the operations center and the old main office facility and the discontinuation of the depreciation of the mobile unit due to the sale of the unit. Other operating expenses have shown no significant increase from the prior comparable period.

The provision for income taxes was $153,000 for the first quarter of 2004 (effective tax rate of 36%) as compared to $83,000 for the first quarter of 2003 (effective tax rate of 35%). The increase in amount is due to higher pre tax income in 2004.

Overall, net income has increased by $120,000 during the first quarter of 2004 as compared to the same period in 2003 due primarily to increased net interest income.

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

          None.


ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K.

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


                              FORSYTH BANCSHARES, INC.
                                    (Registrant)



DATE:    May 11, 2004               BY:  /s/ Timothy M. Perry
      -----------------                  --------------------------------------
                                         Timothy M. Perry, President and C.E.O.
                                         (Principal Executive Officer)


DATE:    May 11, 2004               BY:  /s/ Timothy D. Foreman
      -----------------                  --------------------------------------
                                         Timothy D. Foreman, Vice President,
                                         Secretary and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)