Form 10QSB
period 2004-06-30
FORSYTH BANCSHARES INC
filed 2004-08-13
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark  One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended    JUNE 30, 2004
                                             --------------------

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

                                         N/A
           --------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2004: 1,857,000; no par value.

Transitional  Small  Business  Disclosure  Format          Yes      No  X
                                                               ---     ---

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY


--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                        PAGE
                                                                        -----

PART I..  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET - JUNE 30, 2004 . . . . . . . . . . .3

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
              INCOME - THREE MONTHS ENDED JUNE 30, 2004 AND 2003
              AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 . . . . . . . . . 4

            CONSOLIDATED STATEMENT OF CASH FLOWS - SIX
              MONTHS ENDED JUNE 30, 2004 AND 2003 . . . . . . . . . . . . . 5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . .6

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . .9

            ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . 15


PART II.  OTHER INFORMATION

            ITEM 4 - SUBMISSION OF MATTERS TO A . . . . . . . . . . . . 16-17
                     VOTE OF SECURITY HOLDERS

            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .17

            SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

               PART I - FINANCIAL INFORMATION

               ITEM 1.  FINANCIAL STATEMENTS

         FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED BALANCE SHEET
                     JUNE 30, 2004
                      (UNAUDITED)
                 (DOLLARS IN THOUSANDS)

                     ASSETS
                     ------
Cash and due from banks                                 $  3,343
Interest-bearing deposits in banks                           282
Federal funds sold                                        10,698
Securities available-for-sale, at fair value              15,125
Restricted equity securities                                 225

Loans                                                     86,218
Less allowance for loan losses                             1,069
                                                        --------
    Loans, net                                            85,149
                                                        --------

Premises and equipment                                     6,577
Other assets                                               1,305
                                                        --------

    TOTAL ASSETS                                        $122,704
                                                        ========


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

DEPOSITS
  Noninterest-bearing                                   $ 15,370
  Interest-bearing                                        93,034
                                                        --------
    TOTAL DEPOSITS                                       108,404
Securities sold under repurchase agreements                  517
Other liabilities                                            276
                                                        --------
    TOTAL LIABILITIES                                    109,197
                                                        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, no par value; 10,000,000
  shares authorized, 1,857,000 issued and outstanding     10,170
  Retained earnings                                        3,333
  Accumulated other comprehensive income                       4
                                                        --------
    TOTAL STOCKHOLDERS' EQUITY                            13,507
                                                        --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $122,704
                                                        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF INCOME
                                               AND COMPREHENSIVE INCOME
                                      THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                     AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                     (UNAUDITED)
                                              (DOLLARS IN THOUSANDS,
                                              EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                           -----------------------  ----------------------
                                                              2004         2003       2004        2003
                                                           -----------  ----------  ---------  -----------
INTEREST INCOME
  Loans                                                    $    1,386   $    1,292  $  2,731   $    2,525
  Taxable securities                                              137          164       311          332
  Nontaxable securities                                            15           15        29           29
  Deposits in banks                                                 2            4         3            6
  Federal funds sold                                                6           10        12           22
                                                           -----------  ----------  ---------  -----------
    TOTAL INTEREST INCOME                                       1,546        1,485     3,086        2,914
                                                           -----------  ----------  ---------  -----------

INTEREST EXPENSE
  Deposits                                                        370          444       734          919
  Other borrowings                                                  2            1         3            1
                                                           -----------  ----------  ---------  -----------
    TOTAL INTEREST EXPENSE                                        372          445       737          920
                                                           -----------  ----------  ---------  -----------
    NET INTEREST INCOME                                         1,174        1,040     2,349        1,994
PROVISION FOR LOAN LOSSES                                          32           46        60           90
                                                           -----------  ----------  ---------  -----------
  NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                 1,142          994     2,289        1,904
                                                           -----------  ----------  ---------  -----------

OTHER INCOME
  Service charges on deposit accounts                              69           63       139          135
  Gains on sales of securities available-for-sale                   4            -        26            9
  Other operating income                                          154          182       277          360
                                                           -----------  ----------  ---------  -----------
    TOTAL OTHER INCOME                                            227          245       442          504
                                                           -----------  ----------  ---------  -----------

OTHER EXPENSES
  Salaries and other employee benefits                            557          555     1,082        1,059
  Occupancy and equipment expenses                                122          110       247          249
    Other operating expenses                                      303          342       586          620
                                                           -----------  ----------  ---------  -----------
    TOTAL OTHER EXPENSES                                          982        1,007     1,915        1,928
                                                           -----------  ----------  ---------  -----------

    INCOME  BEFORE INCOME TAXES                                   387          232       816          480

INCOME TAX EXPENSE                                                137           80       290          163
                                                           -----------  ----------  ---------  -----------

    NET INCOME                                                    250          152       526          317
                                                           -----------  ----------  ---------  -----------

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gains (losses) on securities
    available-for-sale arising during period, net of tax         (198)          23      (162)         (51)
                                                           -----------  ----------  ---------  -----------

        COMPREHENSIVE INCOME                               $       52   $      175  $    364   $      266
                                                           ===========  ==========  =========  ===========

BASIC AND DILUTED EARNINGS PER SHARE                       $     0.14   $     0.08  $   0.29   $     0.18
                                                           ===========  ==========  =========  ===========

CASH DIVIDENDS PER SHARE                                   $        -   $        -  $      -   $        -
                                                           ===========  ==========  =========  ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                     (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

                                                                     2004      2003
                                                                   --------  --------
OPERATING ACTIVITIES
  Net income                                                       $   526   $   317
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                       155       158
    Provision for loan losses                                           60        90
    Gain on sales of securities available-for-sale                     (26)       (9)
    Net other operating activities                                    (101)     (152)
                                                                   --------  --------

      Net cash provided by operating activities                        614       404
                                                                   --------  --------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                             -    (7,272)
  Proceeds from maturities of securities available-for-sale          2,612     4,587
  Proceeds from sales of securities available-for-sale               6,734     2,792
  Proceeds from maturities of securities held-to-maturity                -        32
  Proceeds from sale (purchases) of restricted equity securities        52       (71)
  Net increase in interest-bearing deposits in banks                   (58)       (5)
  Net (increase)decrease in federal funds sold                      (6,231)    2,303
  Net increase in loans                                             (3,641)   (5,504)
  Purchase of premises and equipment                                (1,408)     (184)
                                                                   --------  --------

      Net cash used in investing activities                         (1,940)   (3,322)
                                                                   --------  --------

FINANCING ACTIVITIES
  Net increase in deposits                                             679     2,394
  Net increase in securities sold under repurchase agreements          101       212
  Proceeds from exercise of stock options                              272       297
                                                                   --------  --------

      Net cash provided by financing activities                      1,052     2,903
                                                                   --------  --------

Net decrease in cash and due from banks                               (274)      (15)

Cash and due from banks at beginning of period                       3,617     1,903
                                                                   --------  --------

Cash and due from banks at end of period                           $ 3,343   $ 1,888
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

          The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.


NOTE  2.  STOCK  COMPENSATION  PLANS

          At June 30, 2004, the Company has two a stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    THREE MONTHS ENDED
                                                        JUNE 30,
                                                 ----------------------
                                                    2004        2003
                                                 ----------  ----------

Net income, as reported                          $      250  $      152
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of tax                     0           6
                                                 ----------  ----------
Pro forma net income                             $      250  $      146
                                                 ==========  ==========
Earnings per share:
  Basic - as reported                            $      .14  $      .08
                                                 ==========  ==========
  Basic - pro forma                              $      .14  $      .08
                                                 ==========  ==========
  Diluted - as reported                          $      .14  $      .08
                                                 ==========  ==========
  Diluted - pro forma                            $      .14  $      .08
                                                 ==========  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2.  STOCK  COMPENSATION  PLANS  (CONTINUED)

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                 --------------------
                                                   2004       2003
                                                 ---------  ---------

Net income, as reported                          $     526  $     317
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of tax                      0          6
                                                 ---------  ---------
Pro forma net income                             $     526  $     311
                                                 =========  =========
Earnings per share:
  Basic - as reported                            $    0.29  $    0.18
                                                 =========  =========
  Basic - pro forma                              $    0.29  $    0.17
                                                 =========  =========
  Diluted - as reported                          $    0.29  $    0.18
                                                 =========  =========
  Diluted - pro forma                            $    0.29  $    0.17
                                                 =========  =========


NOTE 3.  EARNINGS  PER  SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                 THREE MONTHS ENDED JUNE 30,
                                               -------------------------------
                                                     2004            2003
                                               ----------------  -------------

Basic Earnings Per Share:
  Weighted average common shares outstanding          1,844,253      1,804,396
                                               ================  =============

  Net income                                   $            250  $         152
                                               ================  =============

  Basic earnings  per share                    $           0.14  $        0.08
                                               ================  =============

Diluted Earnings Per Share:
  Weighted average common shares outstanding          1,844,253      1,804,396
  Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market prices for the year                490              0
                                               ----------------  -------------
  Total weighted average common shares and
    common stock equivalents outstanding              1,844,743      1,804,396
                                               ================  =============

  Net income                                   $            250  $         152
                                               ================  =============

  Diluted earnings per share                   $           0.14  $        0.08
                                               ================  =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3.  EARNINGS  PER  SHARE  (CONTINUED)

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                ----------------------
                                                   2004        2003
                                                ----------  ----------

Basic Earnings Per Share:
  Weighted average common shares outstanding     1,835,022   1,793,494
                                                ==========  ==========

  Net income                                    $      526  $      317
                                                ==========  ==========

  Basic earnings  per share                     $     0.29  $     0.18
                                                ==========  ==========

Diluted Earnings Per Share:
  Weighted average common shares outstanding     1,835,022   1,793,494
  Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market prices for the year           490           0
                                                ----------  ----------
  Total weighted average common shares and
    common stock equivalents outstanding         1,835,512   1,793,494
                                                ==========  ==========

  Net income                                    $      526  $      317
                                                ==========  ==========

  Diluted earnings per share                    $     0.29  $     0.18
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

LIQUIDITY  AND  CAPITAL  RESOURCES

We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2004. At June 30, 2004, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 20.20% and the loan to deposit ratio was approximately 79.5%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

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

                                   ACTUAL
                            ---------------------
                                                    REGULATORY
                                                     MINIMUM
                            CONSOLIDATED    BANK   REQUIREMENT
                            -------------  ------  ------------

Leverage capital ratios            11.59%   9.55%         4.00%
Risk-based capital ratios:
  Tier I capital                   13.90   11.49          4.00
  Total capital                    15.00   12.61          8.00


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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                     JUNE 30,
                                       2004
                              (Dollars in Thousands)
                              -----------------------
Commitments to extend credit  $                16,306
Letters of credit                                 282
                              -----------------------
                              $                16,588
                              =======================

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

FINANCIAL  CONDITION

Following  is  a  summary  of  our  balance  sheets  for  the periods indicated:

                                               JUNE 30,     DECEMBER 31,
                                                 2004           2003
                                             ------------  --------------
                                                (DOLLARS IN THOUSANDS)
                                             ----------------------------

Cash and due from banks                      $      3,343  $        3,617
Interest-bearing deposits in banks                    282             224
Federal funds sold                                 10,698           4,467
Securities                                         15,350          24,984
Loans, net                                         85,149          81,921
Premises and equipment                              6,577           5,324
Other assets                                        1,305             812
                                             ------------  --------------
                                             $    122,704  $      121,349
                                             ============  ==============

Deposits                                     $    108,404  $      107,725
Securities sold under repurchase agreements           517             416
Other liabilities                                     276             337
Stockholders' equity                               13,507          12,871
                                             ------------  --------------
                                             $    122,704  $      121,349
                                             ============  ==============

Total assets increased by 1.12% for the first six months of 2004. Proceeds from sales and maturities of investment securities of $9,398,000 were used to fund loan growth of $3,264,000, increased premises and equipment of $1,253,000 with the remainder temporarily invested in federal funds. The increase in premises and equipment is due to the purchase of property at the intersection of Georgia Highway 400 and Martin Road for possible future expansion and beginning construction on our new branch located in the Free Home community. Our loan to deposit ratio has remained stable at 79.53% since December 31, 2003. CD's over $100,000 have increased by approximately $5.6 million since December 31, 2003 due primarily to the acquisition of a $5 million public fund deposit with a term of one year and a rate of 3%. Our current federal funds, securities and deposit balances should provide the funds for expected loan growth in the future. Stockholders' equity has increased by $636,000 due to net income of $526,000, proceeds from the exercise of stock options of $272,000 and decreases of unrealized gains on sales of securities available-for-sale, net of tax, of $162,000.

Construction has begun on our new branch office in the Free Home community of Cherokee County. $511,000 has been spent on constructing and equipping the facility. We estimate we will spend approximately $900,000 more to complete and furnish the facility. Construction should be completed in the fourth quarter of 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Following  is  a  summary  of  our  operations  for  the  periods  indicated.

                              THREE MONTHS ENDED
                                   JUNE 30,
                               2004         2003
                            (DOLLARS IN THOUSANDS)
                           ------------  -----------

Interest income            $      1,546  $     1,485
Interest expense                    372          445
                           ------------  -----------
Net interest income               1,174        1,040
Provision for loan losses            32           46
Other income                        227          245
Other expense                       982        1,007
                           ------------  -----------
Pretax income                       387          232
Income taxes                        137           80
                           ------------  -----------
Net income                 $        250  $       152
                           ============  ===========


                                SIX MONTHS ENDED
                                  JUNE 30,
                               2004         2003
                           ------------  -----------
                           (DOLLARS IN   THOUSANDS)
                           -------------------------

Interest income            $      3,086  $     2,914
Interest expense                    737          920
                           ------------  -----------
Net interest income               2,349        1,994
Provision for loan losses            60           90
Other income                        442          504
Other expense                     1,915        1,928
                           ------------  -----------
Pretax income                       816          480
Income taxes                        290          163
                           ------------  -----------
Net income                 $        526  $       317
                           ============  ===========


Our net interest income has increased by $134,000 and $355,000 for the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. Our net interest margin increased to 4.40% during the first six months of 2004 as compared to 4.23% for the first six months of 2003. The decreases in interest expense and the increase in the net interest margin are due primarily to long term certificate of deposit and IRA products repricing at lower rates while loan rates remain relatively constant. Cost of funds for the first six months of 2004 was 1.68%, as compared to 2.38% for 2003.

The provision for loan losses decreased by $14,000 and $30,000 for the second quarter and the first six months of 2004, respectively, as compared to the same periods in 2003. We incurred net charge-offs of $24,000 in the first six months of 2004 as compared to $21,000 in the first six months of 2003. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2004 and 2003 is as follows:

                                                                                 JUNE 30,
                                                                        -------------------------
                                                                            2004         2003
                                                                        ------------  -----------
                                                                          (DOLLARS IN THOUSANDS)
                                                                        -------------------------

Nonaccrual loans                                                        $          0  $        91
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                         0           28
Restructured loans                                                                 0            0
Potential problem loans                                                           49            0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                      0            3
Interest income that was recorded on nonaccrual and restructured loans             0            0


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

Information regarding certain loans and allowance for loan loss data through June 30, 2004 and 2003 is as follows:

                                                                         SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   --------------------------
                                                                       2004          2003
                                                                   -------------  -----------
                                                                    (DOLLARS IN   THOUSANDS)
                                                                   --------------------------

Average amount of loans outstanding                                $     84,439   $   72,753
                                                                   =============  ===========

Balance of allowance for loan losses at beginning of period        $      1,033   $      885
                                                                   -------------  -----------

Loans charged off
  Commercial and financial                                         $         (8)  $       (0)
  Real estate mortgage                                                       (0)          (0)
  Installment                                                               (22)         (32)
                                                                   -------------  -----------
                                                                            (30)         (32)
                                                                   -------------  -----------

Loans recovered
  Commercial and financial                                                    4            0
  Real estate mortgage                                                        0            0
  Installment                                                                 2           11
                                                                   -------------  -----------
                                                                              6           11
                                                                   -------------  -----------

Net charge-offs                                                             (24)         (21)
                                                                   -------------  -----------

Additions to allowance charged to operating expense during period            60           90
                                                                   -------------  -----------

Balance of allowance for loan losses at end of period              $      1,069   $      954
                                                                   =============  ===========

Ratio of net loans charged off during the period to
  average loans outstanding                                                0.03%        0.03%
                                                                   =============  ===========


Other income has decreased by $18,000 and $62,000 during the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. The decreases are primarily due to decreased mortgage loan origination fees of $27,000 and $88,000 during the second quarter and first six months, respectively. The decrease in mortgage origination fees is due to decreased refinancing activity.

Other expenses decreased by $25,000 and $13,000 during the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. The decreases are primarily due to reductions in other operating expenses of $39,000 and $34,000, respectively. In 2003, we incurred $36,000 of expenses associated with the termination of the lease of the old main facility, along with the legal expense of the termination.

The provision for income taxes was $290,000 for the first six months of 2004 (effective tax rate of 35.5%) as compared to $163,000 for the first six months of 2003 (effective tax rate of 34%).

Overall, net income has increased by $98,000 for the second quarter and $209,000 for the first six months of 2004, respectively, as compared to the same periods in 2003. The increase in net income is due to the increase net interest income offset by the decrease in other income.

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

                          PART II - OTHER INFORMATION


ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          (a)  The  Annual  Meeting  of  Shareholders  was held on May 18, 2004.

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

          (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder. The shares represented at the meeting (1,159,461 or 63.4%) voted as follows:

          1. Proposal to elect the 17 individuals nominated by management as Directors.

     Director              For     Against  Abstain
     --------              ---     -------  -------

Catherine M. Amos       1,149,461        0   10,000
Jeffrey S. Bagley       1,149,461        0   10,000
Danny M. Bennett        1,149,461        0   10,000
Michael P. Bennett      1,149,461        0   10,000
Bryan L. Bettis         1,149,461        0   10,000
Talmadge W. Bolton      1,149,461        0   10,000
Thomas L. Bower, III    1,149,461        0   10,000
Charles R. Castleberry  1,149,461        0   10,000

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS (CONTINUED)

     Director            For     Against  Abstain
     --------            ---     -------  -------

Charles D. Ingram     1,149,461        0   10,000
Herbert A. Lang, Jr.  1,149,461        0   10,000
John P. McGruder      1,149,461        0   10,000
James J. Myers        1,149,461        0   10,000
Timothy M. Perry      1,149,461        0   10,000
Danny L. Reid         1,149,461        0   10,000
Charles R. Smith      1,149,461        0   10,000
Wyatt L. Willingham   1,149,461        0   10,000
Jerry M. Wood         1,149,461        0   10,000



ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits.

          31.1 Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

          31.2 Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

          32 Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

     (b)  Reports  on  Form  8-K.

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FORSYTH  BANCSHARES,  INC.
                                           (Registrant)



DATE:  August  13,  2004             BY:  /s/  Timothy  M.  Perry
       -----------------             -------------------------------------------
                                     Timothy  M.  Perry,  President  and  C.E.O.
                                     (Principal  Executive  Officer)


DATE:  August  13,  2004             BY:  /s/  Timothy  D.  Foreman
       -----------------             ---------------------------------------
                                     Timothy  D.  Foreman,  Vice  President,
                                     Secretary  and  Treasurer
                                     (Principal  Financial  and  Accounting
                                     Officer)