Form 10QSB
period 2004-09-30
FORSYTH BANCSHARES INC
filed 2004-11-15
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   SEPTEMBER 30, 2004
                                         -----------------------

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

            651 VETERANS MEMORIAL BOULEVARD, CUMMING, GEORGIA 30040
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 886-9500
                                 --------------
                          (Issuer's telephone number)

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of November 1, 2004:    1,858,000; no par value.

Transitional Small Business Disclosure Format  Yes     No   X
                                                   ---     ---

                    FORSYTH BANCSHARES, INC. AND SUBSIDIARY


================================================================================

                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2004 . . . . . . . .   3

             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                  INCOME - THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003. . . . .   4

             CONSOLIDATED STATEMENT OF CASH FLOWS - NINE
                 MONTHS ENDED SEPTEMBER 30, 2004 AND 2003. . . . . . . . . .   5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . .   6

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . .   9

            ITEM 3. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . .  15


PART II.    OTHER INFORMATION

            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . .  16

            SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                       ASSETS
                       ------
Cash and due from banks                                    $ 3,490
Interest-bearing deposits in banks                             284
Federal funds sold                                           1,412
Securities available-for-sale, at fair value                20,162
Restricted equity securities                                   225

Loans                                                       94,622
Less allowance for loan losses                               1,150
                                                          --------
      Loans, net                                            93,472
                                                          --------

Premises and equipment                                       6,867
Other assets                                                 1,288
                                                          --------
      TOTAL ASSETS                                        $127,200
                                                          ========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

DEPOSITS
  Noninterest-bearing                                     $ 15,615
  Interest-bearing                                          97,134
                                                          --------
      TOTAL DEPOSITS                                       112,749
Securities sold under repurchase agreements                    357
Other liabilities                                              261
                                                          --------
      TOTAL LIABILITIES                                    113,367
                                                          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, no par value; 10,000,000
   shares authorized, 1,858,000 issued and outstanding      10,178
  Retained earnings                                          3,533
  Accumulated other comprehensive income                       122
                                                          --------
      TOTAL STOCKHOLDERS' EQUITY                            13,833
                                                          --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $127,200
                                                          ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF INCOME
                                      AND COMPREHENSIVE INCOME
                           THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                         AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                            (UNAUDITED)
                                       (DOLLARS IN THOUSANDS,
                                       EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                          ---------------------------  ----------------------------
                                              2004           2003           2004           2003
                                          ------------  -------------  -------------  -------------
INTEREST INCOME
  Loans                                   $      1,472  $      1,306   $      4,203   $      3,831
  Taxable securities                               142           179            453            511
  Nontaxable securities                             14            14             43             43
  Deposits in banks                                  2             2              5              8
  Federal funds sold                                24            11             36             33
                                          ------------  -------------  -------------  -------------
      TOTAL INTEREST INCOME                      1,654         1,512          4,740          4,426
                                          ------------  -------------  -------------  -------------

INTEREST EXPENSE
  Deposits                                         461           415          1,195          1,334
  Other borrowings                                   -             1              3              2
                                          ------------  -------------  -------------  -------------
      TOTAL INTEREST EXPENSE                       461           416          1,198          1,336
                                          ------------  -------------  -------------  -------------

      NET INTEREST INCOME                        1,193         1,096          3,542          3,090
PROVISION FOR LOAN LOSSES                           78            47            138            137
                                          ------------  -------------  -------------  -------------
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                1,115         1,049          3,404          2,953
                                          ------------  -------------  -------------  -------------

OTHER INCOME
  Service charges on deposit accounts               71            67            210            202
  Gains on sales of securities
  available-for-sale                                 -             -             26              9
  Other operating income                           129           192            406            552
                                          ------------  -------------  -------------  -------------
      TOTAL OTHER INCOME                           200           259            642            763
                                          ------------  -------------  -------------  -------------

OTHER EXPENSES
  Salaries and other employee benefits             551           539          1,633          1,598
  Occupancy and equipment expenses                 130           124            377            373
  Other operating expenses                         325           248            911            868
                                          ------------  -------------  -------------  -------------
      TOTAL OTHER EXPENSES                       1,006           911          2,921          2,839
                                          ------------  -------------  -------------  -------------

      INCOME  BEFORE INCOME TAXES                  309           397          1,125            877

INCOME TAX EXPENSE                                 109           139            399            302
                                          ------------  -------------  -------------  -------------

      NET INCOME                                   200           258            726            575
                                          ------------  -------------  -------------  -------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gains (losses) on securities
    available-for-sale arising
    during period, net of tax                      118          (171)           (44)          (222)
                                          ------------  -------------  -------------  -------------

      COMPREHENSIVE INCOME                $        318  $         87  $         682  $         353
                                          ============  =============  =============  =============

BASIC AND DILUTED EARNINGS PER SHARE      $       0.11   $      0.14  $        0.39  $        0.32
                                          ============  =============  =============  =============

CASH DIVIDENDS PER SHARE                  $          -  $          -  $           -  $           -
                                          ============  =============  =============  =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                 (UNAUDITED)
                                           (DOLLARS IN THOUSANDS)

                                                                            2004          2003
                                                                          ---------  ---------------
OPERATING ACTIVITIES
  Net income                                                              $    726   $          575
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                               234              223
    Provision for loan losses                                                  138              137
    Gain on sales of securities available-for-sale                             (26)              (9)
    Gain on sale on equipment                                                   (5)               -
    Writedown of other real estate owned                                        37                -
    Net other operating activities                                            (188)            (160)
                                                                          ---------  ---------------

      Net cash provided by operating activities                                916              766
                                                                          ---------  ---------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                                (5,454)         (15,433)
  Proceeds from maturities of securities available-for-sale                  3,220            6,383
  Proceeds from sales of securities available-for-sale                       6,734            2,792
  Proceeds from maturities held-to-maturity                                      -               32
  Redemption (purchase) of restricted equity securities                         52              (71)
  Net increase  in interest-bearing deposits in banks                          (60)              (8)
  Net (increase) decrease in federal funds sold                              3,055           (6,973)
  Net increase in loans                                                    (12,042)          (8,568)
  Proceeds from sale of equipment                                               11                -
  Purchase of premises and equipment                                        (1,804)            (203)
                                                                          ---------  ---------------

      Net cash used in investing activities                                 (6,288)         (22,049)
                                                                          ---------  ---------------

FINANCING ACTIVITIES
  Net increase in deposits                                                   5,024           21,418
  Net increase (decrease) in securities sold under repurchase agreements       (59)             305
  Proceeds from exercise of stock options                                      280              404
                                                                          ---------  ---------------

      Net cash provided by financing activities                              5,245           22,127
                                                                          ---------  ---------------

Net increase (decrease) in cash and due from banks                            (127)             844

Cash and due from banks at beginning of period                               3,617            1,903
                                                                          ---------  ---------------

Cash and due from banks at end of period                                  $  3,490         $  2,747
                                                                          =========  ===============

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

          The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   STOCK COMPENSATION PLANS

          At September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                           ----------------------
                                                              2004        2003
                                                           ----------  ----------

          Net income, as reported                          $      200  $      258
          Deduct: Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of tax                     0           0
                                                           ----------  ----------
          Pro forma net income                             $      200  $      258
                                                           ==========  ==========
          Earnings per share:
            Basic - as reported                            $     0.11  $     0.14
            Basic - pro forma                              $     0.11  $     0.14
                                                           ==========  ==========
            Diluted - as reported                                0.11  $     0.14
                                                           ==========  ==========
            Diluted - pro forma                            $     0.11  $     0.14
                                                           ==========  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2.   STOCK COMPENSATION PLANS (CONTINUED)

                                                            NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           ------------------
                                                             2004      2003
                                                           --------  --------

          Net income, as reported                          $    726  $    575
          Deduct: Total stock-based employee compensation
             expense determined under fair value based            0
             method for all awards, net of tax                              6
                                                           --------  --------
          Pro forma net income                             $    726  $    569
                                                           ========  ========
          Earnings per share:
          Basic - as reported                              $   0.39  $   0.32
                                                           ========  ========
          Basic - pro forma                                $   0.39  $   0.32
                                                           ========  ========
          Diluted - as reported                            $   0.39  $   0.32
                                                           ========  ========
          Diluted - pro forma                              $   0.39  $   0.32
                                                           ========  ========

NOTE 3.   EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 ----------------------
                                                                    2004        2003
                                                                 ----------------------

               Basic Earnings Per Share:
                 Weighted average common shares outstanding       1,857,609   1,815,299
                                                                 ==========  ==========

                 Net income                                      $  200,000  $  258,000
                                                                 ==========  ==========

                 Basic earnings  per share                       $     0.11  $     0.14
                                                                 ==========  ==========

               Diluted Earnings Per Share:
                 Weighted average common shares outstanding       1,857,609   1,815,299
                 Net effect of the assumed exercise of stock
                   options based on the treasury stock method
                   using average market prices for the year             486           0
                                                                 ----------  ----------
                 Total weighted average common shares and
                   common stock equivalents outstanding            1,858,095  1,815,299
                                                                 ==========  ==========

                 Net income                                      $  200,000  $  258,000
                                                                 ==========  ==========

                 Diluted earnings per share                      $     0.11  $     0.14
                                                                 ==========  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3.   EARNINGS PER SHARE (CONTINUED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               ----------------------
                                                                  2004        2003
                                                               ----------------------

               Basic Earnings Per Share:
                 Weighted average common shares outstanding     1,842,606   1,800,842
                                                               ==========  ==========

                 Net income                                    $  726,000  $  575,000
                                                               ==========  ==========

                 Basic earnings  per share                     $     0.39  $     0.32
                                                               ==========  ==========

               Diluted Earnings Per Share:
                 Weighted average common shares outstanding     1,842,606   1,800,842
                 Net effect of the assumed exercise of stock
                   options based on the treasury stock method
                   using average market prices for the year           486           0
                                                               ----------  ----------
                 Total weighted average common shares and
                   common stock equivalents outstanding         1,843,092   1,800,842
                                                               ==========  ==========

                 Net income                                    $  726,000  $  575,000
                                                               ==========  ==========

                 Diluted earnings per share                    $     0.39  $     0.32
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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Forsyth Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

We consider our liquidity adequate to meet operating and loan funding requirements at September 30, 2004. At September 30, 2004, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 16.41% and the loan to deposit ratio was approximately 83.9%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

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

                                                      ACTUAL
                                           ----------------------------
                                                                          REGULATORY
                                                                            MINIMUM
                                           CONSOLIDATED       BANK        REQUIREMENT
                                           -------------  -------------  -------------

               Leverage capital ratios           11.01 %         9.02 %         4.00 %
               Risk-based capital ratios:
                 Tier I capital                    13.10          10.76           4.00
                 Total capital                     14.19          11.87           8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                 SEPTEMBER 30,
                                                      2004
                                             ----------------------
                                             (Dollars in Thousands)
               Commitments to extend credit  $               16,433
               Letters of credit                                413
                                             ----------------------
                                             $               16,846
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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           2004            2003
                                                       -------------  --------------
                                                          (DOLLARS IN THOUSANDS)
                                                       -----------------------------

          Cash and due from banks                      $        3,490  $       3,617
          Interest-bearing deposits in banks                      284            224
          Federal funds sold                                    1,412          4,467
          Securities                                           20,387         24,984
          Loans, net                                           93,472         81,921
          Premises and equipment                                6,867          5,324
          Other assets                                          1,388            812
                                                       --------------  -------------
                                                       $      127,200  $     121,349
                                                       ==============  =============

          Deposits                                     $      112,749  $     107,725
          Securities sold under repurchase agreements             357            416
          Other liabilities                                       261            337
          Stockholders' equity                                 13,833         12,871
                                                       --------------  -------------
                                                       $      127,200  $     121,349
                                                       ==============  =============

Our total assets grew at a rate of 4.8% for the first nine months of 2004. Loan growth of $11,551,000 was funded with an increase in deposits of $5,024,000 and decreases in federal funds sold of $3,055,000 and investment securities of $4,545,000. Premises and equipment have increased $1,543,000 due to the purchase of property at the intersection of Georgia Highway 400 and Martin Road for possible future expansion and the construction of our new branch located in the Free Home community. Our current federal funds sold, securities and anticipated deposit growth should provide the funds for expected loan demand in the future. Stockholders' equity has increased by $962,000 due to net income of $726,000, proceeds from the exercise of stock options of $280,000 and decreases of unrealized gains on sales of securities available-for-sale, net of tax, of $44,000.

Construction is almost complete on our new branch in the Free Home community of Cherokee County. $768,000 has been spent on constructing and equipping the facility. We estimate we will spend approximately $650,000 more to complete and furnish the facility. Construction will be completed during the fourth quarter of 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Following is a summary of our operations for the periods indicated.

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                     -------------------------
                                         2004         2003
                                     ------------  -----------
                                      (DOLLARS IN THOUSANDS)
                                     -------------------------

          Interest income            $      1,654  $     1,512
          Interest expense                    461          416
                                     ------------  -----------
          Net interest income               1,193        1,096
          Provision for loan losses            78           47
          Other income                        200          259
          Other expense                     1,006          911
                                     ------------  -----------
          Pretax income                       309          397
          Income taxes                        109          139
                                     ------------  -----------
          Net income                 $        200  $       258
                                     ============  ===========


                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                         2004         2003
                                     ------------  -----------
                                     (DOLLARS IN THOUSANDS)
                                     -------------------------

          Interest income            $      4,740  $     4,426
          Interest expense                  1,198        1,336
                                     ------------  -----------
          Net interest income               3,542        3,090
          Provision for loan losses           138          137
          Other income                        642          763
          Other expense                     2,921        2,839
                                     ------------  -----------
          Pretax income                     1,125          877
          Income taxes                        399          302
                                     ------------  -----------
          Net income                 $        726  $       575
                                     ============  ===========

Our net interest income has increased by $97,000 and $452,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. Our net interest margin increased to 4.29% during the first nine months of 2004 as compared to 4.23% for the first nine months of 2003. The quarterly increase in interest expense is due to increased competition to attract and retain deposits. The competition for deposits may slow our earnings growth in the future.

The provision for loan losses increased by $31,000 and $1,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. We incurred net charge-offs of $21,000 in the first nine months of 2004 as compared to $29,000 in the first nine months of 2003. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2004 and 2003 is as follows:

                                                                             SEPTEMBER 30,
                                                                        -------------------------
                                                                            2004         2003
                                                                        ------------  -----------
                                                                         (DOLLARS IN THOUSANDS)
                                                                        -------------------------

Nonaccrual loans                                                        $         21  $        71
Loans contractually past due ninety days or more as to interest or principal payments and still accruing
Restructured loans                                                                 0            0
Potential problem loans                                                            0            0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                      1            2
Interest income that was recorded on nonaccrual and restructured loans             0            0

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

Information regarding certain loans and allowance for loan loss data through September 30, 2004 and 2003 is as follows:

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   --------------------------
                                                                       2004          2003
                                                                   -------------  -----------
                                                                     (DOLLARS IN THOUSANDS)
                                                                   --------------------------

Average amount of loans outstanding                                $     86,453   $   74,374
                                                                   =============  ===========

Balance of allowance for loan losses at beginning of period        $      1,033   $      885
                                                                   -------------  -----------

Loans charged off
  Commercial and financial                                         $         (8)  $        0
  Real estate mortgage                                                        0            0
  Installment                                                               (22)         (41)
                                                                   -------------  -----------
                                                                            (30)         (41)
                                                                   -------------  -----------

Loans recovered
  Commercial and financial                                                    4            0
  Real estate mortgage                                                        0            0
  Installment                                                                 5           12
                                                                   -------------  -----------
                                                                              9           12
                                                                   -------------  -----------

Net charge-offs                                                             (21)         (29)
                                                                   -------------  -----------

Additions to allowance charged to operating expense during period           138          137
                                                                   -------------  -----------

Balance of allowance for loan losses at end of period              $      1,150   $      993
                                                                   =============  ===========

Ratio of net loans charged off during the period to
  average loans outstanding                                                0.03%        0.04%
                                                                   =============  ===========

Other income has decreased by $59,000 and $121,000 during the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. The quarterly decrease is due primarily to a decrease in mortgage loan origination fees of $69,000. The nine month decrease is due to a decrease in mortgage loan origination fees of $157,000, offset by increases in gains on sales of securities of $17,000, service charges on deposit accounts of $8,000, and other income of $7,000.

Other expenses increased by $95,000 and $82,000 during the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. The quarterly increase is due to increases in salaries and employee benefits of $12,000, occupancy expense of $6,000 and other operating expense of $59,000. The yearly increase is due to increases in salaries and employee benefits of $35,000, other operating expenses of $25,000, and occupancy and equipment expense of $4,000. Salaries and employee benefits have increased due to increased salaries associated with additional employees hired to staff the Free Home office and to other annual salary increases offset by a decrease in mortgage commissions paid. Other operating expenses increased due to the implementation of internet banking and the write down of the other real estate owned by the bank of $37,000.

The provision for income taxes was $399,000 for the first nine months of 2004 (effective tax rate of 35%) as compared to $302,000 for the first nine months of 2002 (effective tax rate of 34%).

Overall, net income has decreased by $46,000 for the third quarter and increased $163,000 for the first nine months of 2004, respectively, as compared to the same periods in 2003. The quarterly decrease is due to increased provision for loan losses and other expenses. The yearly increase is due to increased net interest income, offset by lower mortgage loan origination fees and higher other expenses.

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


                                 FORSYTH BANCSHARES, INC.
                                      (Registrant)



DATE: November 10, 2004          BY: /s/ Timothy M. Perry
                                     --------------------------------------
                                     Timothy M. Perry, President and C.E.O.
                                     (Principal Executive Officer)


DATE: November 10, 2004          BY: /s/ Timothy D. Foreman
                                     --------------------------------------
                                     Timothy D. Foreman, Vice President,
                                     Secretary and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)