Form 10KSB
period 2004-12-31
FORSYTH BANCSHARES INC
filed 2005-03-30
CIK 1021479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                -----------------
                                   FORM 10-KSB
                                -----------------

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

                       Commission file number:  333-10909

                            FORSYTH BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  Georgia                               58-2231953
          (Name of Small Business                    (I.R.S. Employer
           Issuer in its Charter)                   Identification No.)


   651 Veterans Memorial Boulevard, Cumming, Georgia      30040
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  the  issuer's  revenues for its most recent fiscal year:  $7,437,795

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 15, 2005, the aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant based solely on an appraisal of the Registrant's shares dated June 30, 2004 (not bid and asked prices), was approximately $17,546,228.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2005, there were 1,858,000 shares of the Registrant's common stock outstanding.

     Documents  Incorporated  by  Reference:
     - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I and II.
     - Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 17, 2005 are incorporated by reference into Part III.
     Transitional Small Business Disclosure Format:     Yes       No   X
                                                            ---       ---
================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                               3

ITEM 2.  DESCRIPTION OF PROPERTIES                                            21

ITEM 3.  LEGAL PROCEEDINGS                                                    22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER                     22
         MATTERS

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    22
         CONDITION AND RESULTS OF OPERATIONS OF FORSYTH
         BANCSHARES, INC.

ITEM 7.  FINANCIAL STATEMENTS                                                 22

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                     22
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES                                              22

ITEM 8B. OTHER INFORMATION                                                    23

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL                 23
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

ITEM 10. EXECUTIVE COMPENSATION                                               25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                  25
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       25

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS                  25
          ON FORM 8-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                               27

SIGNATURES                                                                    28

EXHIBIT INDEX                                                                 30

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     The Company is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and with the Department of Banking and Finance of the State of Georgia (the "DBF") under the Georgia Financial Institutions Code (the "Financial Institutions Code"). The Company had total consolidated assets of $137.2 million, total deposits of $122.4 million and total stockholders equity of $13.9 million at December 31, 2004. Through its wholly-owned subsidiary, The Citizens Bank of Forsyth County (the "Bank"), the Company operates a commercial banking business in Forsyth County, Georgia.

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

     During 2002, the Bank completed construction of a new Main Office to replace the leased facilities that it had previously occupied. The new 11,208 square foot facility opened in the Fall of 2002 and is located at 651 Veteran's Memorial Boulevard in Cumming, Georgia. During the second quarter of 2001, the Bank opened a 4000 square feet permanent facility at 5140 Highway 9, Alpharetta, Georgia 30004, which is in the Midway community in south Forsyth County. The Company also purchased a site in the Free Home community in Cherokee County, Georgia in September 2000, and a second branch facility was opened at that location during late 2004. The Company also purchased a site at the intersection of Martin Road and State Road 400 in January 2004 as a possible branch location.

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

DEPOSITS

     The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Forsyth County Area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts ("IRAs"). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and governmental authorities. As of December 31, 2004, the Bank's deposits were allocated among certain categories as follows: 13% demand deposits, 11% NOW accounts, 76% time and savings deposits.

LENDING  ACTIVITIES

     General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to small to medium-sized businesses, professional concerns and individuals that are located in or conduct a substantial portion of their business in the Bank's market area. As of December 31, 2004, the Bank's loans were allocated as follows: 81% real estate loans, 12% commercial loans and 7% consumer and other loans.

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

COMPETITION

     The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Forsyth

County Area and elsewhere. As of December 31, 2004, there were 18 commercial banks, with 45 commercial bank branches, and one credit union operating in Forsyth County. A number of these competitors are well-established in the Forsyth County Area. Most of these institutions have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not currently provide and does not expect to provide. In addition, non-depository institution competitors are generally not subject to the extensive regulations applicable to the Company and the Bank. Recent federal legislation permits commercial banks to establish operations nationwide, further increasing competition from out-of-state financial institutions. Furthermore, recently enacted Georgia legislation greatly diminishes the historical legal restrictions on establishing branch banks across county lines in Georgia, thus creating further opportunities for other financial institutions to compete with the Bank. As of July 1, 1998, banks may establish branch banks statewide without limitation. See "Supervision and Regulation--The Bank--Branching." In addition, on-line computer banking via the Internet or otherwise may also become an increasing source of competition for community financial institutions such as the Bank. As a result of these competitive factors, the Bank may from time to time be required to pay higher rates of interest to attract deposits. Management believes that the Bank will continue to be able to compete effectively with these institutions in the Bank's proposed markets, but no assurances can be given in this regard.

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

     The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are currently limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the Federal Reserve determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. However, as previously noted, changes in the law enacted in 1999 may permit the Company to expand its authorized financial services activities in the future. See "--The Gramm-Leach-Bliley Act of 1999."

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

     The GLB Act sought to achieve "financial services modernization" principally by amending the BHCA to permit a bank holding company to engage in various financial activities through a new type of bank holding company, referred to as a financial holding company ("FHC"). Under the GLB Act, FHC's are given the authority to engage in financial services activities in which other bank holding companies may not engage, and to affiliate with companies that are engaged in such financial services activities. Generally, the authorized activities of a FHC include activities that are: (i) "financial in nature;" (ii) "incidental" to an activity that is financial in nature; or (iii) "complementary" to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

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

     Pursuant to the Federal Deposit Insurance Funds Act of 1996, commercial banks are also required to pay part of the interest on the Financing Corporation's ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980s. As a result, commercial bank deposits are now also subject to a special assessment on BIF assessable deposits by FICO upon the approval by the FDIC Board ("FICO Assessment") of such assessment. The Bank's FICO Assessment For

2004 was $15,961.08, and management believes that it will be at least approximately $15,961.08 for 2005.

     Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance with certain provisions designed to avoid the taking of low quality assets from affiliates is also required.

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

     Branching. Legislation enacted in Georgia in 1998 greatly diminished the historical legal restrictions on establishing branch banks across county lines in Georgia. Under Georgia law, banks may establish branch banks statewide without limitation subject to prior regulatory approval. Such approval is granted under the same criteria applied to the establishment of a de novo bank. In addition, the Company, with prior regulatory approval, is permitted to acquire interests in and operate banks throughout the state provided such banks have been in existence for five years. Any bank that can be acquired by the Company under these rules could also be merged into the Bank such that its offices would then be operated as branches of the Bank.

     Prior to 2000, the Bank operated only from its Main Office in Cumming, Georgia. During the first quarter of 2000, the Bank opened a branch office in the Forsyth County community known as Midway. In addition, in September 2000 the Company acquired a site for an additional branch office in the Cherokee County community known as Free Home, and a second branch office was opened at this site in late 2004. The Company also purchased a site at the intersection of Martin Road and State Road 400 in northern Forsyth County in January 2004 as a possible branch location. Depending upon profitability and community needs, additional branches may be opened in the future.

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

     The GLB Act also provided smaller financial institutions with some relief under the CRA. Institutions with assets of not more than $250 million are subject to CRA examinations:

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

     FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks that requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of not less than 5%, a Tier 1 Capital risk-based ratio of not less than 6% and a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. The Bank currently qualifies as "well-capitalized," and as of December 31, 2004 had a leverage ratio of 10.36%, a Tier 1 Capital risk-based ratio of 12.11% and a total risk-based capital ratio of 13.21%.

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

     The DBF Statement generally requires a Tier 1 Capital to Total Assets ratio of at least 4.5%. However, banks having less than $3,000,000 in Tier 1 Capital are required to maintain a ratio of at least 5.5%, and banks having less than $2,000,000 in Tier 1 Capital are required to maintain a ratio of at least 6.5%. Any banks having a Tier 1 Capital ratio below these minimum levels will be required to immediately provide for an injection of additional equity capital. The DBF Statement further provides that "even for institutions determined to be financially sound, well managed, and diversified " the DBF may require higher levels of capitalization based on a "qualitative analysis" of the circumstances under which the institution is operating or is forecast to operate.

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

EMPLOYEES

     The  Bank  had 35 full-time employees and 4 part-time employees at December
31,  2004.   The  Company  does  not have any employees other than its officers.

ITEM 2.   DESCRIPTION OF PROPERTIES

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

     In addition to the Bank's Main Office, the Company has a branch office at 5140 Highway 9, Alpharetta, Georgia, which is in the southern Forsyth County community of Midway. The Company purchased the site consisting of approximately
3.87 acres in October of 1998 for a purchase price of $607,892. The branch is a 4000 square foot office with facilities similar to those of the main office.
The Company also has a second branch office with similar facilities at 11950 Cumming Highway, Canton, Georgia 30115 in the Free Home community in Cherokee County. The Company purchased the site consisting of approximately 2.06 acres in September of 2000 for a purchase price of $235,000. In January 2004, the Company purchased a site consisting of approximately 4.68 acres at the intersection of Martin Road and State Road 400 in northern Forsyth County for a purchase price of $928,122, as a possible site for a third branch office.

     Because the Company is a regulated bank holding company, its investment activities are limited to its investment in, and support of, its Bank subsidiary. The investment policies of the Company's Bank subsidiary are described in detail under Item I-"Description of Business." The Company's management believes that all of its properties are adequately covered by insurance.

ITEM 3.   LEGAL  PROCEEDINGS

     The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended December 31, 2004.

                                     PART II

ITEM 5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Information required by this item is set forth under the heading "Market for the Company's Common Stock and Related Shareholder Matters" on page 50 in the Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FORSYTH BANCSHARES, INC.

     Information required by this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 21 in the Annual Report to Shareholders for the year ended December 31, 2004 and is incorporated herein by reference.

ITEM 7.   FINANCIAL  STATEMENTS

     Information required by this item is set forth in the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 23 through 49 and in the "Report of Independent Registered Public Accounting Firm" on page 22 in the Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS  AND  PROCEDURES

     The Company's management is responsible for establishing and maintaining adequate internal disclosure controls and procedures over the Company's financial reporting. The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report. That evaluation concluded that the Company's disclosure controls and procedures are effective as of the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

     The Company's management, including the Company's principal executive officer and principal financial officer, does not expect that the Company's disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objects of the control system are met. Because of the inherent limitations in designing and operating any control system, misstatements due to error or fraud may occur and not be detected.

     There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of management's evaluation of the Company's disclosure controls and procedures, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.  OTHER  INFORMATION

     The Company is not aware of any information required to be disclosed on Form 8-K during the fourth quarter of 2004 that was not reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Certain of the information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement for the Company's Annual Meeting to be held on May 17, 2005, and such information is incorporated herein by reference.

CODE  OF  ETHICS

     The Company has adopted a code of ethics that is applicable to the Company's principal executive officer, principal financial officer and principal accounting officer or controller, and to all persons performing similar functions on behalf of the Company or the Bank. The final version of the code of ethics was approved by the Company's full Board of Directors in April 2004. The code of ethics requires that covered officers and employees observe the following mandatory standards of conduct: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with or submits to the Securities Exchange Commission, and in all other public communications by the Company; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and (5) accountability for adherence to the code of ethics. Upon request, the Company will make the code of ethics available to any person, without charge. A copy of the code of ethics may be obtained by mailing a request to: Forsyth Bancshares, Inc., 651 Veterans Memorial Boulevard, Cumming, Georgia 30040, Attention: Timothy D. Foreman, Secretary of the Company.

CONFLICTS  OF  INTEREST

     All of the Company's and the Bank's officers are full-time employees, and are required to refrain from any activities that might create a conflict of interest with their duties and obligations as officers. With the exception of the Company's principal executive officer (who also serves as a director), the Company's directors all have other business or professional interests to which they devote their primary attention. However, the Company believes that such other business or professional interests do not create any conflicts of interest. As of December 31, 2004, the Company is not aware of any conflicts of interest involving any of its directors or officers.

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

ITEM 10.  EXECUTIVE  COMPENSATION

     Information required by this item is set forth under the heading "Director Compensation" and under the heading "Executive Compensation" of the definitive proxy statement for the Company's Annual Meeting to be held on May 17, 2005, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is set forth under the heading "Information Regarding Nominees and Continuing Directors" and under the heading "Common Stock Ownership of Certain Beneficial Owners" of the definitive proxy statement for the Company's Annual Meeting to be held on May 17, 2005, and is incorporated herein by reference.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information required by this item is set forth under the heading "Certain Transactions and Business Relationships" of the definitive proxy statement for the Company's Annual Meeting to be held on May 17, 2005, and is incorporated herein by reference.

ITEM 13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
          REPORTS  ON  FORM  8-K

     (a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(a)(1)  FINANCIAL STATEMENTS.

     The following financial statements of the Company and the report of independent registered public accounting firm thereon are included in the Company's 2004 Annual Report to Shareholders and are incorporated by reference in Item 7 hereof:

Consolidated  Balance  Sheets  as  of  December  31,  2004  and  2003.

Consolidated Statements of Income for the years ended December 31, 2004 and 2003.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004 and 2003.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004 and
2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003.

Notes  to  Consolidated  Financial  Statements.

(a)(2)    EXHIBITS.

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

10.1. Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated February 9, 1996.(1)

10.2 First Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3 Second Amendment to Sublease Agreement by and among the Company, the Bank and NationsBank, N.A. (South) dated May 10, 1996.(1)

10.4. Long-Term Incentive Compensation Plan of Forsyth Bancshares, Inc., dated January 1, 2000.

13.1      The following sections of the 2004 Annual Report to Shareholders:
          -    Market  for  the  Company's  Common Stock and Related Shareholder
               Matters.
          - Management's Discussion and Analysis of Results of Operations and Financial Condition.
          -    Report  of  Independent  Registered  Public  Accounting  Firm.
          - Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

14.1      Code  of  Ethics,  adopted  April  13,  2004.

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

     (b)  FORM  8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Mauldin & Jenkins, LLC acted as the Company's independent public accountants for the fiscal year ended December 31, 2004. The Company's Audit Committee reviews and makes recommendations to the full Board of Directors regarding the approval of audit and permissible non-audit services performed by Mauldin & Jenkins, LLC, as well as the fees charged by Mauldin & Jenkins, LLC for such services. In its review of non-audit service fees and its appointment of Mauldin & Jenkins, LLC as the Company's independent accountants, the Audit Committee and the Board of Directors considered whether the provision of such services is compatible with maintaining Mauldin & Jenkins, LLC's independence. All of the services provided and fees charged by Mauldin & Jenkins, LLC in 2004 were pre-approved by the Audit Committee and the Board of Directors. All of the work related to the audit of the Company's 2004 financial statements was performed by the full time, permanent employees of Mauldin & Jenkins. Representatives of Mauldin & Jenkins, LLC will be present at the Annual Meeting with the opportunity to make a statement if they desire to do so and will be available to answer questions concerning the financial affairs of the Company.

AUDIT  FEES

     Fees for audit services totaled approximately $43,500 in 2003 and approximately $46,650 in 2004, including fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB and services provided in connection with other statutory or regulatory filings.

AUDIT  RELATED  FEES

     Except as disclosed above, the Company incurred no fees for audit related services in 2003 or 2004.

TAX  FEES

     Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $5,500 in 2003 and approximately $6,350 in 2004. Tax related services consisted principally of the preparation of the 2003 and 2004 consolidated tax returns for the Company and the Bank.

ALL  OTHER  FEES

     Except as disclosed above, the Company incurred no fees for accounting or accounting related services in 2003 or 2004.

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

Signature                                   Title                       Date
---------------------------  ------------------------------------  --------------

 /s/ Catherine M. Amos                   Director                  March 30, 2005
---------------------------
Catherine M. Amos

 /s/ Jeffrey S. Bagley       Vice Chairman of the Board            March 30, 2005
---------------------------
Jeffrey S. Bagley

 /s/ Danny M. Bennett                    Director                  March 30, 2005
---------------------------
Danny M. Bennett

 /s/ Michael P. Bennett                  Director                  March 30, 2005
---------------------------
Michael P. Bennett

 /s/ Bryan L. Bettis                     Director                  March 30, 2005
---------------------------
Bryan L. Bettis

 /s/ Talmadge W. Bolton                  Director                  March 30, 2005
---------------------------
Talmadge W. Bolton

 /s/ Thomas L. Bower III                 Director                  March 30, 2005
---------------------------
Thomas L. Bower III

 /s/ Charles R. Castleberry              Director                  March 30, 2005
---------------------------
Charles R. Castleberry

 /s/ Timothy D. Foreman      Chief Financial Officer, Senior Vice  March 30, 2005
---------------------------  President, Secretary and Treasurer
Timothy D. Foreman


 /s/ Charles D. Ingram                   Director                  March 30, 2005
---------------------------
Charles D. Ingram

 /s/ Herbert A. Lang, Jr.                Director                  March 30, 2005
---------------------------
Herbert A. Lang, Jr.

 /s/ John P. McGruder                    Director                  March 30, 2005
---------------------------
John P. McGruder

 /s/ James J. Myers                Chairman of the Board           March 30, 2005
---------------------------
James J. Myers

 /s/ Timothy M. Perry        President, Chief Executive Officer    March 30, 2005
---------------------------  and Director
Timothy M. Perry

 /s/ Danny L. Reid                       Director                  March 30, 2005
---------------------------
Danny L. Reid

 /s/ Charles R. Smith                    Director                  March 30, 2005
---------------------------
Charles R. Smith

 /s/ Wyatt L. Willingham                 Director                  March 30, 2005
---------------------------
Wyatt L. Willingham

 /s/ Jerry M. Wood                       Director                  March 30, 2005
---------------------------
Jerry M. Wood


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
  15(D) OF THE SECURITIES ACT OF 1933, AS AMENDED, (THE "ACT") BY REGISTRANTS
                      WHICH HAVE NOT REGISTERED SECURITIES
                     PURSUANT TO SECTION 12 OF THE 1934 ACT


     Subsequent to the filing of this Annual Report on Form 10-KSB, the Company will distribute to its securities holders an Annual Report to Shareholders and Proxy Statement in connection with its 2005 Annual Meeting of Shareholders. The Company will furnish four copies of such materials to the Commission when such materials are sent to the shareholders.



EXHIBIT  INDEX


ITEM                                         DESCRIPTION
-----  ---------------------------------------------------------------------------------------
3.1.   Articles of Incorporation.(1)

3.2.   Bylaws.(1)

4.1.   Specimen Stock Certificate.(1)

10.1.  Sublease Agreement by and among the Company, the Bank and NationsBank, N.A.
       (South) dated February 9, 1996.(1)

10.2   First Amendment to Sublease Agreement by and among the Company, the Bank and
       NationsBank, N.A. (South), dated February 16, 1996.(1)

10.3   Second Amendment to Sublease Agreement by and among the Company, the Bank and
       NationsBank, N.A. (South) dated May 10, 1996.(1)

10.4   Long-Term Incentive Compensation Plan of Forsyth Bancshares, Inc., dated January 1,
       2000.

13.1   The following sections of the 2004 Annual Report to Shareholders:
       -  Market for the Company's Common Stock and Related Shareholder Matters.
       -  Management's Discussion and Analysis of Results of Operations and Financial
       Condition.
       -  Report of Independent Registered Public Accounting Firm.
       -  Consolidated Financial Statements and Notes to the Consolidated Financial
       Statements.

14.1   Code of Ethics, adopted April 13, 2004.

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