Form 10QSB
period 2005-03-31
FORSYTH BANCSHARES INC
filed 2005-05-16
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    MARCH 31, 2005
                                         -------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (770) 886-9500
                            --------------------------
                           (Issuer's telephone number)


          ---------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No  [_]


State the number of shares outstanding of each of the issuer's classes of common equity, as of
May 11, 2005:      1,858,000; no par value.

Transitional Small Business Disclosure Format        Yes [_]      No  [ X ]

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY



--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET - MARCH 31, 2005. . . . . . . . . . . . 3

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
            INCOME - THREE MONTHS ENDED MARCH 31, 2005 AND 2004. . . . . . . 4

          CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
            MONTHS ENDED MARCH 31, 2005 AND 2004. . . . . . . . . . . . . . .5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . .6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . 8

          ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . 15


PART II.  OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . 16

          ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . .16

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                          ASSETS
                          ------

Cash and due from banks                               $  2,687
Interest-bearing deposits in banks                         243
Federal funds sold                                       2,898
Securities available-for-sale, at fair value            26,030
Restricted equity securities                               271

Loans                                                  104,342
Less allowance for loan losses                           1,309
                                                      ---------
          Loans, net                                   103,033
                                                      ---------

Premises and equipment                                   7,343
Other assets                                             1,547
                                                      ---------

          TOTAL ASSETS                                $144,052
                                                      =========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

DEPOSITS
    Noninterest-bearing                               $ 18,441
    Interest-bearing                                   110,632
                                                      ---------
          TOTAL DEPOSITS                               129,073
Securities sold under repurchase agreements                460
Other liabilities                                          465
                                                      ---------
          TOTAL LIABILITIES                            129,998
                                                      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares
     authorized, 1,858,000 issued and outstanding       10,194
    Retained earnings                                    4,019
    Accumulated other comprehensive loss                  (159)
                                                      ---------
          TOTAL STOCKHOLDERS' EQUITY                    14,054
                                                      ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $144,052
                                                      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME
                              AND COMPREHENSIVE INCOME
                     THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                     (UNAUDITED)
                               (DOLLARS IN THOUSANDS,
                               EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             -----------------------
                                                                2005         2004
                                                             -----------  ----------
INTEREST INCOME
    Loans                                                    $    1,714   $    1,345
    Taxable securities                                              189          174
    Nontaxable securities                                            11           14
    Deposits in banks                                                 5            1
    Federal funds sold                                               34            6
                                                             -----------  ----------
              TOTAL INTEREST INCOME                               1,953        1,540
                                                             -----------  ----------

INTEREST EXPENSE
    Deposits                                                        613          364
    Other borrowings                                                  1            1
                                                             -----------  ----------
              TOTAL INTEREST EXPENSE                                614          365
                                                             -----------  ----------

              NET INTEREST INCOME                                 1,339        1,175
PROVISION FOR LOAN LOSSES                                            43           28
                                                             -----------  ----------
              NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                        1,296        1,147
                                                             -----------  ----------

OTHER INCOME
    Service charges on deposit accounts                              64           70
    Gains on sales of securities available-for-sale                   -           22
    Other operating income                                          129          123
                                                             -----------  ----------
              TOTAL OTHER INCOME                                    193          215
                                                             -----------  ----------

OTHER EXPENSES
    Salaries and other employee benefits                            613          525
    Occupancy and equipment expenses                                150          125
    Other operating expenses                                        348          283
                                                             -----------  ----------
              TOTAL OTHER EXPENSES                                1,111          933
                                                             -----------  ----------

              INCOME  BEFORE INCOME TAXES                           378          429

INCOME TAX EXPENSE                                                  134          153
                                                             -----------  ----------

              NET INCOME                                            244          276
                                                             -----------  ----------

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax         (189)          36
                                                             -----------  ----------

              COMPREHENSIVE INCOME                           $       55   $      312
                                                             ===========  ==========

BASIC AND DILUTED EARNINGS PER SHARE                         $     0.13   $     0.15
                                                             ===========  ==========

CASH DIVIDENDS PER SHARE                                     $        -   $        -
                                                             ===========  ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FORSYTH BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                     2005      2004
                                                                   --------  --------
OPERATING ACTIVITIES
    Net income                                                     $   244   $   276
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    93        77
        Provision for loan losses                                       43        28
        Gain on sales of securities available-for-sale                   -       (22)
        Net other operating activities                                  74       (33)
                                                                   --------  --------

              Net cash provided by operating activities                454       326
                                                                   --------  --------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                      (9,082)        -
    Proceeds from maturities of securities available-for-sale          740     1,162
    Proceeds from sales of securities available-for-sale                 -     4,715
    Purchases (redemption) of restricted equity securities             (30)       53
    Net (increase) decrease in interest-bearing deposits in banks       27       (55)
    Net (increase) decrease in federal funds sold                    3,192    (2,328)
    Net increase in loans                                             (704)   (1,548)
    Purchase of premises and equipment                                  (5)     (990)
                                                                   --------  --------

              Net cash provided by (used in) investing activities   (5,862)    1,009
                                                                   --------  --------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                              6,672    (3,088)
    Net increase (decrease) in securities sold under repurchase
       agreements                                                      (50)       78
    Proceeds from exercise of stock options                              -        26
                                                                   --------  --------

              Net cash provided by (used in) financing activities    6,622    (2,984)
                                                                   --------  --------

Net increase (decrease) in cash and due from banks                   1,214    (1,649)

Cash and due from banks at beginning of period                       1,473     3,617
                                                                   --------  --------

Cash and due from banks at end of period                           $ 2,687   $ 1,968
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

          The results of operations for the three month period ended March 31,2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   STOCK COMPENSATION PLANS

          At March 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         THREE MONTHS ENDED MARCH 31,
                                                       --------------------------------
                                                             2005             2004
                                                       ----------------  --------------
Net income, as reported                                $            244  $          276
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects                 0               0
                                                       ----------------  --------------
Pro forma net income                                   $            244  $          276
                                                       ================  ==============
Earnings per share:
 Basic - as reported                                   $           0.13  $         0.15
                                                       ================  ==============
 Basic - pro forma                                     $           0.13  $         0.15
                                                       ================  ==============
 Diluted - as reported                                 $           0.13  $         0.15
                                                       ================  ==============
 Diluted - pro forma                                   $           0.13  $         0.15
                                                       ================  ==============

NOTE  3.  EARNINGS  PER  SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                -----------------------
                                                   2005        2004
                                                ----------  -----------

Basic Earnings Per Share:
 Weighted average common shares outstanding      1,858,000   1,825,791
                                                ==========  ===========

 Net income                                     $  244,000  $  276,000
                                                ==========  ===========

 Basic earnings  per share                      $     0.13  $     0.15
                                                ==========  ===========

Diluted Earnings Per Share:
 Weighted average common shares outstanding      1,858,000   1,825,791
 Net effect of the assumed exercise of stock
    options based on the treasury stock method
    using average market prices for the year        39,320         490
                                                ----------  -----------
 Total weighted average common shares and
    common stock equivalents outstanding         1,897,320   1,826,281
                                                ==========  ===========

 Net income                                     $  244,000  $  276,000
                                                ==========  ===========

 Diluted earnings per share                     $     0.13  $     0.15
                                                ==========  ===========


NOTE  4.     CURRENT  ACCOUNTING  DEVELOPMENTS

In December 2004, the FASB published Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.
The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) will require the Company to record approximately $37,000 of stock compensation expense in the year ended December 31, 2006 related to employee options issued and outstanding at March 31, 2005. The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

We consider our liquidity to be adequate to meet operating and loan funding requirements at March 31, 2005. At March 31, 2005, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was 19.49% and the loan to deposit ratio was 80.84%. As the loan portfolio grows, we will continue to monitor liquidity and make adjustments as deemed necessary.
Investing our available funds in loans and other high yielding interest securities will increase earnings potential.

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

                                   ACTUAL
                            ---------------------
                                                     MINIMUM
                                                    REGULATORY
                            CONSOLIDATED    BANK   REQUIREMENT
                            -------------  ------  ------------
Leverage capital ratios            10.03%   8.34%         4.00%
Risk-based capital ratios:
    Tier I capital                 11.77    9.81          4.00
    Total capital                  12.85   10.91          8.00


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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                               MARCH 31, 2005
                                (Dollars in
                                 Thousands)
                              ----------------
Commitments to extend credit  $         19,160
Letters of credit                          792
                              ----------------
                              $         19,952
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

FINANCIAL  CONDITION

Following  is  a  summary  of  our  balance  sheets  for  the periods indicated:


                                               MARCH 31,      DECEMBER 31,
                                                  2005            2004
                                             --------------  --------------
                                                 (DOLLARS IN THOUSANDS)
                                             ------------------------------
Cash and due from banks                      $        2,687  $        1,473
Interest-bearing deposits in banks                      243             270
Federal funds sold                                    2,898           6,090
Securities                                           26,301          18,234
Loans, net                                          103,033         102,372
Premises and equipment                                7,343           7,431
Other assets                                          1,547           1,326
                                             --------------  --------------
                                             $      144,052  $      137,196
                                             ==============  ==============

Deposits                                     $      129,073  $      122,401
Securities sold under repurchase agreements             460             510
Other liabilities                                       465             286
Stockholders' equity                                 14,054          13,999
                                             --------------  --------------
                                             $      144,052  $      137,196
                                             ==============  ==============

Total assets increased by 5.00% for the first quarter of 2005. Funds from a $6,672,000 increase in deposits and a $3,192,000 decrease in federal funds sold were used to increase investment securities by $8,067,000, loans by $701,000 and cash and due from banks by $1,214,000. Our loan to deposit ratio decreased to 80.84% as compared to 84.67% on December 31, 2004. We expect investment securities and anticipated deposit growth to provide for our future loan growth. In order to increase our deposits, interest rates may have to be raised to compete with the other banks in our market. Stockholders' equity has increased by $55,000 due to net income of $244,000, and decreases of unrealized gains on securities available-for-sale, net of tax, of $189,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Following is a summary of our operations for the periods indicated.

                                THREE MONTHS ENDED
                                     MARCH 31,
                           ---------------------------
                                2005          2004
                           --------------  -----------
                              (DOLLARS IN THOUSANDS)
                           ---------------------------
Interest income            $        1,953  $     1,540

Interest expense                      614          365
                           --------------  -----------

Net interest income                 1,339        1,175

Provision for loan losses              43           28

Other income                          193          215

Other expense                       1,111          933
                           --------------  -----------

Pretax income                         378          429

Income taxes                          134          153
                           --------------  -----------

Net income                 $          244  $       276
                           ==============  ===========

Our net interest income has increased by $164,000 during the first quarter of 2005 as compared to the same period in 2004. Our net interest margin decreased to 4.12% during the first quarter of 2005 as compared to 4.41% for the first quarter of 2004. Interest income and expense are both higher due to a combination of increased footings and higher interest rates. The intensifying competition and recent rise in interest rates has pushed our cost of funds to 2.26% for the first quarter of 2005 as compared to 1.66% for the first quarter of 2004. We anticipate the competition for deposits to remain strong for the foreseeable future.

The provision for loan losses increased by $15,000 in the first quarter of 2005 when compared to the same period in 2004. The increase is due to an increase in potential problem loans of $13,000 and loan growth. We incurred net charge-offs of $4,000 in the first quarter of 2005 as compared to $14,000 in the first quarter of 2004. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2005 and 2004 is as follows:

                                                                                  MARCH 31,
                                                                        --------------------------
                                                                             2005          2004
                                                                        ---------------  ---------
                                                                           (DOLLARS IN THOUSANDS)
                                                                        --------------------------
Non-accrual loans                                                       $             0  $       0
Loans contractually past due ninety days or more as to interest
    or principal payments and still accruing                                          0          0
Restructured loans                                                                    0          0

Potential problem loans                                                              21          8
Interest income that would have been recorded on nonaccrual
    and restructured loans under original terms                                       0          0
Interest income that was recorded on nonaccrual and restructured loans                0          0

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

Information regarding certain loans and allowance for loan loss data through March 31, 2005 and 2004 is as follows:

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   -----------------------------
                                                                         2005           2004
                                                                   ----------------  -----------
                                                                       (DOLLARS IN THOUSANDS)
                                                                   -----------------------------
Average amount of loans outstanding                                $       103,871   $   82,313
                                                                   ================  ===========

Balance of allowance for loan losses at beginning of period        $         1,270   $    1,033
                                                                   ----------------  -----------

Loans charged off
    Commercial and financial                                                     0           (8)
    Real estate mortgage                                                         0            0
    Installment                                                                 (4)         (11)
                                                                   ----------------  -----------
                                                                                (4)         (19)
                                                                   ----------------  -----------

Loans recovered
    Commercial and financial                                                     0            4
    Real estate mortgage                                                         0            0
    Installment                                                                  0            1
                                                                   ----------------  -----------
                                                                                 0            5
                                                                   ----------------  -----------

Net charge-offs                                                                 (4)         (14)
                                                                   ----------------  -----------

Additions to allowance charged to operating expense during period               43           28
                                                                   ----------------  -----------

Balance of allowance for loan losses at end of period              $         1,309   $    1,047
                                                                   ================  ===========

Ratio of net loans charged off during the period to
    average loans outstanding                                                  .01%         .02%
                                                                   ================  ===========

Other income has decreased by $22,000 during the first quarter of 2005 as compared to the same period in 2004 due to decreases in gains on the sale of securities by $22,000 and service charges of $6,000 offset by a $7,000 increase in customer service fees.

Other expenses increased by $178,000 during the first quarter of 2005 as compared to the same period in 2004 due to increased salaries and employee benefits of $88,000, increased occupancy expenses of $25,000 and increased other operating expenses of $65,000. Salaries and employee benefits have increased due to annual salary increases, and the hiring of additional staff. Occupancy expenses have increased due to the Free Home office opening in November 2004. Other operating expenses have increased primarily due to the additional expenses of promoting and operating a new branch; increased accounting and audit fees of $29,000 due to costs associated with compliance with Section 404 of the

Sarbanes-Oxley Act; and increased data processing expense of $20,000 due to the bank offering Internet Banking in the second quarter of 2004.

The provision for income taxes was $134,000 for the first quarter of 2005 (effective tax rate of 35.5%) as compared to $153,000 for the first quarter of 2004 (effective tax rate of 36%). The decrease in amount is due to lower pre tax income in 2005.

Overall, net income has decreased by $32,000 during the first quarter of 2005 as compared to the same period in 2004 due primarily to increased non interest expenses and provisions for loan losses offset by increased net interest income.

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


                              FORSYTH BANCSHARES, INC.
                                      (Registrant)



DATE:   May 11, 2005                BY:  /s/ Timothy M. Perry
      ---------------                    --------------------------------------
                                         Timothy M. Perry, President and C.E.O.
                                         (Principal Executive Officer)


DATE:   May 11, 2005                BY:  /s/ Timothy D. Foreman
      ---------------                    --------------------------------------
                                         Timothy D. Foreman, Vice President,
                                         Secretary and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)