Form 10QSB
period 2005-06-30
FORSYTH BANCSHARES INC
filed 2005-08-12
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   JUNE 30, 2005
                                         ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________  to __________

                       COMMISSION FILE NUMBER:  333-10909

                               Forsyth Bancshares, Inc.
       -----------------------------------------------------------------------
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

                                         N/A
            ------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ----     ----


State the number of shares outstanding of each of the issuer's classes of common
equity, as of August 1, 2005:      1,858,000; no par value.

Transitional Small Business Disclosure Format  Yes       No  X
                                                   ----     ----

                        FORSYTH BANCSHARES, INC. AND SUBSIDIARY



--------------------------------------------------------------------------------------

                                         INDEX
                                         -----

                                                                                  PAGE
                                                                                  ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET - JUNE 30, 2005 . . . . . . . . . . . . .    3

             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
               INCOME - THREE MONTHS ENDED JUNE 30, 2005 AND 2004
               AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004. . . . . . . . . . . .    4

             CONSOLIDATED STATEMENT OF CASH FLOWS - SIX
               MONTHS ENDED JUNE 30, 2005 AND 2004. . . . . . . . . . . . . . . .    5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . .    6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . .    9

           ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . .   16


PART II.   OTHER INFORMATION

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . 17-18

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  18

           SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                             ASSETS
                             ------
Cash and due from banks                                  $  3,123
Interest-bearing deposits in banks                            236
Federal funds sold                                         17,865
Securities available-for-sale, at fair value               17,890
Restricted equity securities                                  330

Loans                                                     109,956
Less allowance for loan losses                              1,363
                                                         ---------
      Loans, net                                          108,593
                                                         ---------

Premises and equipment                                      7,265
Other assets                                                1,475
                                                         ---------

      TOTAL ASSETS                                       $156,777
                                                         =========


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

DEPOSITS
  Noninterest-bearing                                    $ 19,090
  Interest-bearing                                        121,075
                                                         ---------
      TOTAL DEPOSITS                                      140,165
Other borrowings                                            1,849
Other liabilities                                             399
                                                         ---------
      TOTAL LIABILITIES                                   142,413
                                                         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, no par value; 10,000,000
    shares authorized, 1,858,000 issued and outstanding    10,194
  Retained earnings                                         4,237
  Accumulated other comprehensive income                      (67)
                                                         ---------
      TOTAL STOCKHOLDERS' EQUITY                           14,364
                                                         ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $156,777
                                                         =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF INCOME
                                         AND COMPREHENSIVE INCOME
                                 THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                (UNAUDITED)
                                          (DOLLARS IN THOUSANDS,
                                          EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -------------------------  --------------------------
                                                               2005         2004          2005          2004
                                                           -----------  ------------  ------------  ------------
INTEREST INCOME
  Loans                                                    $     1,834  $     1,386   $     3,548   $     2,731
  Taxable securities                                               197          137           386           311
  Nontaxable securities                                             10           15            21            29
  Deposits in banks                                                  3            2             8             3
  Federal funds sold                                                28            6            62            12
                                                           -----------  ------------  ------------  ------------
      TOTAL INTEREST INCOME                                      2,072        1,546         4,025         3,086
                                                           -----------  ------------  ------------  ------------

INTEREST EXPENSE
  Deposits                                                         701          370         1,314           734
  Other borrowings                                                   5            2             6             3
                                                           -----------  ------------  ------------  ------------
      TOTAL INTEREST EXPENSE                                       706          372         1,320           737
                                                           -----------  ------------  ------------  ------------

      NET INTEREST INCOME                                        1,366        1,174         2,705         2,349
PROVISION FOR LOAN LOSSES                                           53           32            96            60
                                                           -----------  ------------  ------------  ------------
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                                1,313        1,142         2,609         2,289
                                                           -----------  ------------  ------------  ------------

OTHER INCOME
  Service charges on deposit accounts                               78           69           142           139
  Gains on sales of securities available-for-sale                    2            4             2            26
  Other operating income                                           145          154           274           277
                                                           -----------  ------------  ------------  ------------
      TOTAL OTHER INCOME                                           225          227           418           442
                                                           -----------  ------------  ------------  ------------

OTHER EXPENSES
  Salaries and other employee benefits                             625          557         1,238         1,082
  Occupancy and equipment expenses                                 152          122           302           247
  Other operating expenses                                         406          303           754           586
                                                           -----------  ------------  ------------  ------------
      TOTAL OTHER EXPENSES                                       1,183          982         2,294         1,915
                                                           -----------  ------------  ------------  ------------

      INCOME  BEFORE INCOME TAXES                                  355          387           733           816

INCOME TAX EXPENSE                                                 137          137           271           290
                                                           -----------  ------------  ------------  ------------

      NET INCOME                                                   218          250           462           526
                                                           -----------  ------------  ------------  ------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gains (losses) on securities
    available-for-sale arising during period, net of tax            92         (198)          (97)         (162)
                                                           -----------  ------------  ------------  ------------

      COMPREHENSIVE INCOME                                 $       310  $        52   $       365   $       364
                                                           ===========  ============  ============  ============

BASIC EARNINGS PER SHARE                                   $      0.12  $      0.14   $      0.25   $      0.29
                                                           ===========  ============  ============  ============

DILUTED EARNINGS PER SHARE                                 $      0.12  $      0.14   $      0.24   $      0.29
                                                           ===========  ============  ============  ============

CASH DIVIDENDS PER SHARE                                   $         -  $         -   $         -   $         -
                                                           ===========  ============  ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


                                                                  2005       2004
                                                                ---------  --------
OPERATING ACTIVITIES
  Net income                                                    $    462   $   526
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                     184       155
    Provision for loan losses                                         96        60
    Writedown on other real estate owned                              39         -
    Gain on sales of securities available-for-sale                    (2)      (26)
    Net other operating activities                                   (15)     (101)
                                                                ---------  --------

        Net cash provided by operating activities                    764       614
                                                                ---------  --------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                      (9,082)        -
  Proceeds from maturities of securities available-for-sale        1,474     2,612
  Proceeds from sales of securities available-for-sale             7,556     6,734
  (Purchase)redemption of restricted equity securities               (89)       52
  Net (increase)decrease in interest-bearing deposits in banks        34       (58)
  Net increase in federal funds sold                             (11,775)   (6,231)
  Net increase in loans                                           (6,317)   (3,641)
  Purchase of premises and equipment                                 (18)   (1,408)
                                                                ---------  --------

        Net cash used in investing activities                    (18,217)   (1,940)
                                                                ---------  --------

FINANCING ACTIVITIES
  Net increase in deposits                                        17,764       679
  Net increase in other borrowings                                 1,339       101
  Proceeds from exercise of stock options                              -       272
                                                                ---------  --------

        Net cash provided by financing activities                 19,103     1,052
                                                                ---------  --------

Net increase(decrease) in cash and due from banks                  1,650      (274)

Cash and due from banks at beginning of period                     1,473     3,617
                                                                ---------  --------

Cash and due from banks at end of period                        $  3,123   $ 3,343
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

          The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   STOCK COMPENSATION PLANS

          At June 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                            THREE MONTHS ENDED JUNE 30,
                                                           ----------------------------
                                                                2005           2004
                                                           -------------  -------------
          Net income, as reported                          $         218  $         250
          Deduct: Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of tax                        0              0
                                                           -------------  -------------
          Pro forma net income                             $         218  $         250
                                                           =============  =============
          Earnings per share:
            Basic - as reported                            $         .12  $         .14
                                                           =============  =============
            Basic - pro forma                              $         .12  $         .14
                                                           =============  =============
            Diluted - as reported                          $         .12  $         .14
                                                           =============  =============
            Diluted - pro forma                            $         .12  $         .14
                                                           =============  =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2.   STOCK COMPENSATION PLANS (CONTINUED)

                                                            SIX MONTHS ENDED JUNE 30,
                                                           --------------------------
                                                               2005          2004
                                                           ------------  ------------
          Net income, as reported                          $        462  $        526
          Deduct: Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of tax                       0             0
                                                           ------------  ------------
          Pro forma net income                             $        462  $        526
                                                           ============  ============
          Earnings per share:
            Basic - as reported                            $       0.25  $       0.29
                                                           ============  ============
            Basic - pro forma                              $       0.25  $       0.29
                                                           ============  ============
            Diluted - as reported                          $       0.24  $       0.29
                                                           ============  ============
            Diluted - pro forma                            $       0.24  $       0.29
                                                           ============  ============

NOTE 3.   EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                            THREE MONTHS ENDED JUNE 30,
                                                            ----------------------------
                                                                2005          2004
                                                            ----------------------------
            Basic Earnings Per Share:
              Weighted average common shares outstanding        1,858,000      1,844,253
                                                            =============  =============

              Net income                                    $         218  $         250
                                                            =============  =============

              Basic earnings  per share                     $        0.12  $        0.14
                                                            =============  =============

            Diluted Earnings Per Share:
              Weighted average common shares outstanding        1,858,000      1,844,253
              Net effect of the assumed exercise of stock
                options based on the treasury stock method
                using average market prices for the year           28,865            490
                                                            -------------  -------------
              Total weighted average common shares and
                common stock equivalents outstanding            1,886,865      1,844,743
                                                            =============  =============

            Net income                                      $         218  $         250
                                                            =============  =============

            Diluted earnings per share                               0.12           0.14
                                                            =============  =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.     EARNINGS PER SHARE (CONTINUED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  2005          2004
                                                              --------------------------
              Basic Earnings Per Share:
                Weighted average common shares outstanding       1,858,000     1,835,022
                                                              ============  ============

                Net income                                    $        462  $        526
                                                              ============  ============

                Basic earnings  per share                     $       0.25  $       0.29
                                                              ============  ============

              Diluted Earnings Per Share:
                Weighted average common shares outstanding       1,858,000     1,835,022
                Net effect of the assumed exercise of stock
                  options based on the treasury stock method
                  using average market prices for the year          28,865           490
                                                              ------------  ------------
                Total weighted average common shares and
                  common stock equivalents outstanding           1,886,865     1,835,512
                                                              ============  ============

              Net income                                      $        462  $        526
                                                              ============  ============

              Diluted earnings per share                      $       0.24  $       0.29
                                                              ============  ============


NOTE  4.  CURRENT ACCOUNTING DEVELOPMENTS

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

Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) will require the Company to record approximately $37,000 of stock compensation expense in the year ended December 31, 2006 related to employee options issued and outstanding at June 30, 2005. The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

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


LIQUIDITY AND CAPITAL RESOURCES

We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2005. At June 30, 2005, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 21.33% and the loan to deposit ratio was approximately 78.4%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

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

                                                      ACTUAL
                                           ----------------------------   REGULATORY
                                                                            MINIMUM
                                           CONSOLIDATED       BANK        REQUIREMENT
                                           -------------  -------------  -------------
               Leverage capital ratios            10.07%          8.42%          4.00%
               Risk-based capital ratios:
                 Tier I capital                   11.46           9.60           4.00
                 Total capital                    12.54          10.70           8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                    JUNE 30,
                                                      2005
                                             ----------------------
                                             (Dollars in Thousands)
               Commitments to extend credit  $               18,845
               Letters of credit                                854
                                             ----------------------
                                             $               19,699
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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                                        JUNE 30,     DECEMBER 31,
                                                         2005           2004
                                                   ---------------  ---------------
                                                        (Dollars in Thousands)
                                                   --------------------------------
               Cash and due from banks             $         3,123  $        1,473
               Interest-bearing deposits in banks              236             270
               Federal funds sold                           17,865           6,090
               Securities                                   18,220          18,234
               Loans, net                                  108,593         102,372
               Premises and equipment                        7,265           7,431
               Other assets                                  1,475           1,326
                                                   ---------------  ---------------
                                                   $       156,777  $      137,196
                                                   ===============  ===============

               Deposits                            $       140,165  $      122,401
               Other borrowings                              1,849             510
               Other liabilities                               399             286
               Stockholders' equity                         14,364          13,999
                                                   ---------------  ---------------
                                                   $       156,777  $      137,196
                                                   ===============  ===============

Total assets increased by 14.27% for the first six months of 2005. Deposit growth of $17,764,000 and an increase in other borrowings of $1,339,000 has been used to fund loan growth of $6,221,000, increase cash by $1,650,000 and federal funds sold by $11,775,000. Our loan to deposit ratio has decreased to 78.45% as of June 30, 2005 as compared to 84.67% as of December 31, 2004. The decrease is due to deposits growing at a faster rate than loans. CD's over $100,000 have increased by approximately $8.8 million since December 31, 2004 due in part to the acquisition of a $3 million public fund deposit with a term of one year and a rate of 4.1%. As of June 30, 2005 public funds deposits with one entity totaled $11 million. We also received a $4.5 million deposit during the last week of the quarter and the bank does not expect to retain these funds. Other borrowings increased due to a $1.3 million advance from the Federal Home Loan Bank of Atlanta to fund a long-term loan. Our current federal funds, investment securities and continued deposit growth should provide the funds for expected loan growth in the future. Stockholders' equity has increased by $365,000 due to net income of $462,000, and decreases of unrealized gains on sales of securities available-for-sale, net of tax, of $97,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Following is a summary of our operations for the periods indicated.

                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                               2005          2004
                                          -------------  -------------
                                             (Dollars in Thousands)
                                          ----------------------------
               Interest income            $       2,072  $       1,546
               Interest expense                     706            372
                                          -------------  -------------
               Net interest income                1,366          1,174
               Provision for loan losses             53             32
               Other income                         225            227
               Other expense                      1,183            982
                                          -------------  -------------
               Pretax income                        355            387
               Income taxes                         137            137
                                          -------------  -------------
               Net income                 $         218  $         250
                                          =============  =============

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              2005           2004
                                          -------------  -------------
                                             (Dollars in Thousands)
                                          ----------------------------
               Interest income            $       4,025  $       3,086
               Interest expense                   1,320            737
                                          -------------  -------------
               Net interest income                2,705          2,349
               Provision for loan losses             96             60
               Other income                         418            442
               Other expense                      2,294          1,915
                                          -------------  -------------
               Pretax income                        733            816
               Income taxes                         271            290
                                          -------------  -------------
               Net income                 $         462  $         526
                                          =============  =============

Our net interest income has increased by $192,000 and $356,000 for the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. Our net interest margin decreased to 4.12% during the first six months of 2005 as compared to 4.40% for the first six months of 2004. Interest income and expense are both higher due to a combination of increased footings and higher interest rates. The intensifying competition and recent rise in interest rates has pushed our cost of funds to 2.41% for the first six months of 2005 as compared to 1.68% for the first six months of 2004.

The provision for loan losses increased by $21,000 and $36,000 for the second quarter and the first six months of 2005, respectively, as compared to the same periods in 2004. We incurred net charge-offs of $3,000 in the first six months of 2005 as compared to $24,000 in the first six months of 2004. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2005 and 2004 is as follows:

                                                                                  JUNE 30,
                                                                        ----------------------------
                                                                            2005           2004
                                                                        -------------  -------------
                                                                            (Dollars in Thousands)
                                                                        ----------------------------
Nonaccrual loans                                                        $          66  $           0
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                          0              0
Restructured loans                                                                  0              0
Potential problem loans                                                            20             49
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                       0              0
Interest income that was recorded on nonaccrual and restructured loans              0              0


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

Information regarding certain loans and allowance for loan loss data through June 30, 2005 and 2004 is as follows:

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   ---------------------------
                                                                       2005          2004
                                                                   ------------  -------------
                                                                     (Dollars in Thousands)
                                                                   ---------------------------
Average amount of loans outstanding                                $   105,539   $     84,439
                                                                   ============  =============

Balance of allowance for loan losses at beginning of period        $     1,270   $      1,033
                                                                   ------------  -------------

Loans charged off
  Commercial and financial                                         $        (0)  $         (8)
  Real estate mortgage                                                      (0)            (0)
  Installment                                                               (4)           (22)
                                                                   ------------  -------------
                                                                            (4)           (30)
                                                                   ------------  -------------

Loans recovered
  Commercial and financial                                                   0              4
  Real estate mortgage                                                       0              0
  Installment                                                                1              2
                                                                   ------------  -------------
                                                                             1              6
                                                                   ------------  -------------

Net charge-offs                                                             (3)           (24)
                                                                   ------------  -------------

Additions to allowance charged to operating expense during period           96             60
                                                                   ------------  -------------

Balance of allowance for loan losses at end of period              $     1,363   $      1,069
                                                                   ============  =============

Ratio of net loans charged off during the period to
  average loans outstanding                                               0.01%          0.03%
                                                                   ============  =============

Other income has decreased by $2,000 and $24,000 during the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. The decrease for the first six months is due to decreased gain on sale of securities.

Other expenses increased by $201,000 and $379,000 during the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004 due to increased salaries and employee benefits of $68,000 and $156,000, respectively, increased occupancy expense of $30,000 and $55,000, respectively, and increased other operating expenses of $103,000 and $168,000, respectively. Salaries and other employee benefits increased due to annual salary increases and the hiring of additional staff. Occupancy and equipment expense increased due to the Free Home office opening in November 2004. Other operating expenses increased due to the additional expense of promoting and operating a new branch; a one-time write down in the second quarter of $39,000 on other real estate owned to reflect the sales price in a new contract on the property; an increase in directors' fees of $15,000 and $20,000, respectively, due to an increase in fees paid to directors as specified in the Director Compensation section of the 2005 Proxy Statement; and an increase in accounting and audit fees of $5,000 and $28,000, respectively, due to costs associated with compliance of Section 404 of the Sarbanes-Oxley Act.

The provision for income taxes was $271,000 for the first six months of 2005 (effective tax rate of 37%) as compared to $290,000 for the first six months of 2004 (effective tax rate of 35.5%).

Overall, net income has decreased by $32,000 for the second quarter and $64,000 for the first six months of 2005, respectively, as compared to the same periods in 2004. The decrease in net income is due to the increase in non-interest expense offset by the increase in net interest income.

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

There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a)  The Annual Meeting of Shareholders was held on May 17, 2005.

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

          (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder. The shares represented at the meeting (1,130,803 or 60.86%) voted as follows:

               1. Proposal to elect the 17 individuals nominated by management as Directors.

                 Director            For     Against  Abstain
          ----------------------  ---------  -------  -------
          Catherine M. Amos       1,130,803        0        0
          Jeffrey S. Bagley       1,130,803        0        0
          Danny M. Bennett        1,130,803        0        0
          Michael P. Bennett      1,130,803        0        0
          Bryan L. Bettis         1,130,803        0        0
          Talmadge W. Bolton      1,130,803        0        0
          Thomas L. Bower, III    1,130,803        0        0
          Charles R. Castleberry  1,130,803        0        0

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

                Director           For     Against  Abstain
          --------------------  ---------  -------  -------
          Charles D. Ingram     1,130,803        0        0
          Herbert A. Lang, Jr.  1,130,803        0        0
          John P. McGruder      1,130,803        0        0
          James J. Myers        1,130,803        0        0
          Timothy M. Perry      1,122,803        0    8,000
          Danny L. Reid         1,130,803        0        0
          Charles R. Smith      1,130,803        0        0
          Wyatt L. Willingham   1,130,803        0        0
          Jerry M. Wood         1,130,803        0        0

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


                              FORSYTH BANCSHARES, INC.
                                      (Registrant)



DATE: August 12, 2005           BY:  /s/ Timothy M. Perry
      ---------------               -------------------------------
                                     Timothy M. Perry, President and C.E.O.
                                     (Principal Executive Officer)


DATE: August 12, 2005           BY:  /s/ Timothy D. Foreman
      ---------------               -------------------------------
                                     Timothy D. Foreman, Vice President,
                                     Secretary and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)