Form 10QSB
period 2005-09-30
FORSYTH BANCSHARES INC
filed 2005-11-10
CIK 1021479

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      SEPTEMBER 30, 2005
                                           ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 333-10909

                            Forsyth Bancshares, Inc.
                -----------------------------------------------

        (Exact name of small business issuer as specified in its charter)

             Georgia                                         58-2231953
--------------------------------                --------------------------------
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

                                      N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes         No  X
                                            ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of
November 1, 2005:      1,858,000; no par value.

Transitional Small Business Disclosure Format         Yes        No  X
                                                          ---       ---

                            FORSYTH BANCSHARES, INC. AND SUBSIDIARY



================================================================================

                                               INDEX
                                               -----

                                                                                  PAGE
                                                                                  ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2005 . . . . . . . . . . .   3

             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
               INCOME - THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
               AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 . . . . . . . . .   4

             CONSOLIDATED STATEMENT OF CASH FLOWS - NINE
               MONTHS ENDED SEPTEMBER 30, 2005 AND 2004. . . . . . . . . . . . . .   5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . .   6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . .   9

           ITEM 3.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . .  16


PART II.   OTHER INFORMATION

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  17

           SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                         ASSETS
                         ------
Cash and due from banks                                  $  2,776
Interest-bearing deposits in banks                            228
Federal funds sold                                          9,581
Securities available-for-sale, at fair value               23,502
Restricted equity securities                                  330

Loans                                                     116,603
Less allowance for loan losses                              1,440
                                                         ---------
      Loans, net                                          115,163
                                                         ---------

Premises and equipment                                      7,172
Other assets                                                1,313
                                                         ---------

      TOTAL ASSETS                                       $160,065
                                                         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

DEPOSITS
  Noninterest-bearing                                    $ 19,316
  Interest-bearing                                        123,974
                                                         ---------
      TOTAL DEPOSITS                                      143,290
Other borrowings                                            1,712
Other liabilities                                             426
                                                         ---------
      TOTAL LIABILITIES                                   145,428
                                                         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, no par value; 10,000,000
    shares authorized, 1,858,000 issued and outstanding    10,194
  Retained earnings                                         4,564
  Accumulated other comprehensive loss                       (121)
                                                         ---------
      TOTAL STOCKHOLDERS' EQUITY                           14,637
                                                         ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $160,065
                                                         =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF INCOME
                                             AND COMPREHENSIVE INCOME
                                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS,
                                             EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               2005          2004          2005          2004
                                                           ------------  ------------  ------------  ------------
INTEREST INCOME
  Loans                                                    $     2,099   $      1,472  $     5,647   $     4,203
  Taxable securities                                               206            142          592           453
  Nontaxable securities                                              2             14           23            43
  Deposits in banks                                                  8              2           16             5
  Federal funds sold                                                88             24          150            36
                                                           ------------  ------------  ------------  ------------
      TOTAL INTEREST INCOME                                      2,403          1,654        6,428         4,740
                                                           ------------  ------------  ------------  ------------

INTEREST EXPENSE
  Deposits                                                         877            461        2,191         1,195
  Other borrowings                                                  18              -           24             3
                                                           ------------  ------------  ------------  ------------
      TOTAL INTEREST EXPENSE                                       895            461        2,215         1,198
                                                           ------------  ------------  ------------  ------------

      NET INTEREST INCOME                                        1,508          1,193        4,213         3,542
PROVISION FOR LOAN LOSSES                                           77             78          173           138
                                                           ------------  ------------  ------------  ------------
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                                1,431          1,115        4,040         3,404
                                                           ------------  ------------  ------------  ------------

OTHER INCOME
  Service charges on deposit accounts                               69             71          211           210
  Gains on sales of securities available-for-sale                    -              -            2            26
  Other operating income                                           179            129          453           406
                                                           ------------  ------------  ------------  ------------
      TOTAL OTHER INCOME                                           248            200          666           642
                                                           ------------  ------------  ------------  ------------

OTHER EXPENSES
  Salaries and other employee benefits                             648            551        1,886         1,633
  Occupancy and equipment expenses                                 151            130          453           377
  Other operating expenses                                         373            325        1,127           911
                                                           ------------  ------------  ------------  ------------
      TOTAL OTHER EXPENSES                                       1,172          1,006        3,466         2,921
                                                           ------------  ------------  ------------  ------------

      INCOME  BEFORE INCOME TAXES                                  507            309        1,240         1,125

INCOME TAX EXPENSE                                                 180            109          451           399
                                                           ------------  ------------  ------------  ------------

      NET INCOME                                                   327            200          789           726
                                                           ------------  ------------  ------------  ------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gains (losses) on securities
    available-for-sale arising during period, net of tax           (54)           118         (151)          (44)
                                                           ------------  ------------  ------------  ------------

      COMPREHENSIVE INCOME                                 $       273   $        318  $       638   $       682
                                                           ============  ============  ============  ============

BASIC EARNINGS PER SHARE                                   $      0.18   $       0.11  $      0.42   $      0.39
                                                           ============  ============  ============  ============

DILUTED EARNINGS PER SHARE                                 $      0.17   $       0.11  $      0.42   $      0.39
                                                           ============  ============  ============  ============

CASH DIVIDENDS PER SHARE                                   $         -   $          -  $         -   $         -
                                                           ============  ============  ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FORSYTH BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                   2005       2004
                                                                 ---------  ---------
OPERATING ACTIVITIES
  Net income                                                     $    789   $    726
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                      277        234
    Provision for loan losses                                         173        138
    Gain on sales of securities available-for-sale                     (2)       (26)
    Gain on sale on equipment                                           -         (5)
    Writedown of other real estate owned                               71         37
    Net other operating activities                                    175       (188)
                                                                 ---------  ---------

      Net cash provided by operating activities                     1,483        916
                                                                 ---------  ---------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                      (15,412)    (5,454)
  Proceeds from maturities of securities available-for-sale         2,105      3,220
  Proceeds from sales of securities available-for-sale              7,556      6,734
  Redemption (purchase) of restricted equity securities               (89)        52
  Net (increase) decrease in interest-bearing deposits in banks        42        (60)
  Net (increase) decrease in federal funds sold                    (3,491)     3,055
  Net increase in loans                                           (12,964)   (12,042)
  Proceeds from sale of equipment                                       -         11
  Purchase of premises and equipment                                  (18)    (1,804)
                                                                 ---------  ---------

      Net cash used in investing activities                       (22,271)    (6,288)
                                                                 ---------  ---------

FINANCING ACTIVITIES
  Net increase in deposits                                         20,889      5,024
  Net increase (decrease) in other borrowings                       1,202        (59)
  Proceeds from exercise of stock options                               -        280
                                                                 ---------  ---------

      Net cash provided by financing activities                    22,091      5,245
                                                                 ---------  ---------

Net increase (decrease) in cash and due from banks                  1,303       (127)

Cash and due from banks at beginning of period                      1,473      3,617
                                                                 ---------  ---------

Cash and due from banks at end of period                         $  2,776   $  3,490
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

          The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.


NOTE  2.  STOCK COMPENSATION PLANS

          At September 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           ----------------------------
                                                               2005           2004
                                                           -------------  -------------
          Net income, as reported                          $         327  $         200
          Deduct: Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of tax                        6              0
                                                           -------------  -------------
          Pro forma net income                             $         321  $         200
                                                           =============  =============
          Earnings per share:
            Basic - as reported                            $        0.18  $        0.11
                                                           =============  =============
            Basic - pro forma                              $        0.17  $        0.11
                                                           =============  =============
            Diluted - as reported                          $        0.17  $        0.11
                                                           =============  =============
            Diluted - pro forma                            $        0.17  $        0.11
                                                           =============  =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  2.  STOCK COMPENSATION PLANS (CONTINUED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                           ----------------------------
                                                               2005           2004
                                                           -------------  -------------
          Net income, as reported                          $         789  $         726
          Deduct: Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of tax                        6              0
                                                           -------------  -------------
          Pro forma net income                             $         783  $         726
                                                           =============  =============
          Earnings per share:
            Basic - as reported                            $        0.42  $        0.39
                                                           =============  =============
            Basic - pro forma                              $        0.42  $        0.39
                                                           =============  =============
            Diluted - as reported                          $        0.42  $        0.39
                                                           =============  =============
            Diluted - pro forma                            $        0.41  $        0.39
                                                           =============  =============


NOTE  3.  EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          ----------------------------
                                                               2005          2004
                                                          ----------------------------

          Basic Earnings Per Share:
            Weighted average common shares outstanding        1,858,000      1,857,609
                                                          =============  =============

            Net income                                    $     327,000  $     200,000
                                                          =============  =============

            Basic earnings  per share                     $        0.18  $        0.11
                                                          =============  =============

          Diluted Earnings Per Share:
            Weighted average common shares outstanding        1,858,000      1,857,609
            Net effect of the assumed exercise of stock
              options based on the treasury stock method
              using average market prices for the year           28,865            486
                                                          -------------  -------------
            Total weighted average common shares and
              common stock equivalents outstanding            1,886,865      1,858,095
                                                          =============  =============
            Net income                                    $     327,000  $     200,000
                                                          =============  =============

            Diluted earnings per share                    $        0.17  $        0.11
                                                          =============  =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  3.  EARNINGS PER SHARE (CONTINUED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                          ----------------------------
                                                              2005           2004
                                                          ----------------------------

          Basic Earnings Per Share:
            Weighted average common shares outstanding        1,858,000      1,842,606
                                                          =============  =============

            Net income                                    $     789,000  $     726,000
                                                          =============  =============

            Basic earnings  per share                     $        0.42  $        0.39
                                                          =============  =============

          Diluted Earnings Per Share:
            Weighted average common shares outstanding        1,858,000      1,842,606
            Net effect of the assumed exercise of stock
              options based on the treasury stock method
              using average market prices for the year           28,865            486
                                                          -------------  -------------
            Total weighted average common shares and
              common stock equivalents outstanding            1,886,865      1,843,092
                                                          =============  =============

            Net income                                    $     789,000  $     726,000
                                                          =============  =============

            Diluted earnings per share                    $        0.42  $        0.39
                                                          =============  =============


NOTE  4.  CURRENT ACCOUNTING DEVELOPMENTS

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

Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) will require the Company to record approximately $37,000 of stock compensation expense in the year ended December 31, 2006 related to employee options issued and outstanding at September 30, 2005. The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

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

RECENT DEVELOPMENTS

On August 30, 2005, the Company filed a preliminary Proxy Statement with the Securities and Exchange Commission concerning the Company's intent to amend its articles of incorporation to provide for the reclassification of our common stock held by shareholders who are the record holders of 1,000 or fewer shares of common stock into shares of preferred stock. The primary effect of the reclassification will be to reduce our total number of record holders of common stock to below 300. Upon regulatory and shareholder approval, we will terminate the registration of our common stock under federal securities law.

The principal reasons for effecting the reclassification are the estimated direct and indirect cost savings of approximately $235,000 per year that we expect to experience as a result of the deregistration of our common stock under the Securities Act.

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

LIQUIDITY AND CAPITAL RESOURCES

We consider our liquidity adequate to meet operating and loan funding requirements at September 30, 2005. At September 30, 2005, the liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) was approximately 18.5% and the loan to deposit ratio was approximately 81.38%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities will increase earnings potential.

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

                                                      ACTUAL
                                           ----------------------------
                                                                          REGULATORY
                                                                            MINIMUM
                                           CONSOLIDATED       BANK        REQUIREMENT
                                           -------------  -------------  -------------
               Leverage capital ratios             9.31%          7.82%          4.00%
               Risk-based capital ratios:
                 Tier I capital                   11.15           9.38           4.00
                 Total capital                    12.24          10.48           8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                   SEPTEMBER 30,
                                                       2005
                                              ----------------------
                                              (Dollars in Thousands)
                                              ----------------------
               Commitments to extend credit   $               22,116
               Letters of credit                                 845
                                              ----------------------
                                              $               22,961
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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                              SEPTEMBER 30,  DECEMBER 31,
                                                  2005           2004
                                              -------------  -------------
                                                (DOLLARS IN THOUSANDS)
                                              ----------------------------
          Cash and due from banks             $       2,776  $       1,473
          Interest-bearing deposits in banks            228            270
          Federal funds sold                          9,581          6,090
          Securities                                 23,832         18,234
          Loans, net                                115,163        102,372
          Premises and equipment                      7,172          7,431
          Other assets                                1,313          1,326
                                              -------------  -------------
                                              $     160,065  $     137,196
                                              =============  =============

          Deposits                            $     143,290  $     122,401
          Other borrowings                            1,712            510
          Other liabilities                             426            286
          Stockholders' equity                       14,637         13,999
                                              -------------  -------------
                                              $     160,065  $     137,196
                                              =============  ==============

Our total assets grew by 16.7% for the first nine months of 2005. Deposit growth of $20,889,000 and an increase of other borrowings of $1,202,000 were used to fund loan growth of $12,961,000, and increases in federal funds sold of $3,491,000, investment securities of $5,598,000 and cash of $1,303,000. Our loan to deposit ratio has decreased to 81.38% from 84.67% as of December 31, 2004. The decrease is due to deposits growing at a faster rate than loans. As of September 30, 2005 public funds deposits with one entity totaled $11 million. Other borrowings increased due to a $1.3 million advance from the Federal Home Loan Bank of Atlanta to fund a long-term loan. Our current federal funds sold, securities and anticipated deposit growth should provide the funds for expected loan demand in the future. Stockholders' equity has increased by $638,000 due to net income of $789,000 and increases of unrealized losses of securities available-for-sale, net of tax, of $151,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Following is a summary of our operations for the periods indicated.

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                         2005           2004
                                     -------------  -------------
                                        (DOLLARS IN THOUSANDS)
                                     ----------------------------
          Interest income            $       2,403  $       1,654
          Interest expense                     895            461
                                     -------------  -------------
          Net interest income                1,508          1,193
          Provision for loan losses             77             78
          Other income                         248            200
          Other expense                      1,172          1,006
                                     -------------  -------------
          Pretax income                        507            309
          Income taxes                         180            109
                                     -------------  -------------
          Net income                 $         327  $         200
                                     =============  =============


                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                         2005           2004
                                     -------------  -------------
                                         (DOLLARS IN THOUSANDS)
                                     ----------------------------
          Interest income            $       6,428  $       4,740
          Interest expense                   2,215          1,198
                                     -------------  -------------
          Net interest income                4,213          3,542
          Provision for loan losses            173            138
          Other income                         666            642
          Other expense                      3,466          2,921
                                     -------------  -------------
          Pretax income                      1,240          1,125
          Income taxes                         451            399
                                     -------------  -------------
          Net income                 $         789  $         726
                                     =============  =============

Our net interest income has increased by $315,000 and $671,000 for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. Our net interest margin decreased to 4.09% during the first nine months of 2005 as compared to 4.29% for the first nine months of 2004. The quarterly increase in interest expense is due to increased competition to attract and retain deposits and the recent rate increases. The competition for deposits may slow our earnings growth in the future.

The provision for loan losses decreased by $1,000 for the third quarter of 2005 and increased by $35,000 for the first nine months of 2005 as compared to the same periods in 2004. We incurred net charge-offs of $3,000 in the first nine months of 2005 as compared to $21,000 in the first nine months of 2004. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The total of these allowances are compared to the minimum allowance level range in accordance with internal policy, (1.20% to 1.30% of total loans outstanding), with the greater amount being recorded as the allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2005 and 2004 is as follows:

                                                                               SEPTEMBER 30,
                                                                        ----------------------------
                                                                            2005           2004
                                                                        -------------  -------------
                                                                           (DOLLARS IN THOUSANDS)
                                                                        ----------------------------
Nonaccrual loans                                                        $          38  $          21
Loans contractually past due ninety days or more as to interest or principal payments and still accruing
Restructured loans                                                                  0              0
Potential problem loans                                                             0              0
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                       1              1
Interest income that was recorded on nonaccrual and restructured loans              0              0


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

Information regarding certain loans and allowance for loan loss data through September 30, 2005 and 2004 is as follows:

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   ------------------------
                                                                      2005         2004
                                                                   -----------  -----------
                                                                    (DOLLARS IN THOUSANDS)
                                                                   ------------------------
Average amount of loans outstanding                                $  108,923   $   86,453
                                                                   ===========  ===========

Balance of allowance for loan losses at beginning of period        $    1,270   $    1,033
                                                                   -----------  -----------

Loans charged off
  Commercial and financial                                         $      (16)  $       (8)
  Real estate mortgage                                                      0            0
  Installment                                                               0          (22)
                                                                   -----------  -----------
                                                                          (16)         (30)
                                                                   -----------  -----------

Loans recovered
  Commercial and financial                                                 13            4
  Real estate mortgage                                                      0            0
  Installment                                                               0            5
                                                                   -----------  -----------
                                                                           13            9
                                                                   -----------  -----------

Net charge-offs                                                            (3)         (21)
                                                                   -----------  -----------

Additions to allowance charged to operating expense during period         173          138
                                                                   -----------  -----------

Balance of allowance for loan losses at end of period              $    1,440   $    1,150
                                                                   ===========  ===========

Ratio of net loans charged off during the period to
  average loans outstanding                                              0.01%        0.03%
                                                                   ===========  ===========

Other income has increased by $48,000 and $24,000 during the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The quarterly increase is due primarily to increases in mortgage loan origination fees of $41,000 and other customer service fees of $5,000. The nine month increase is due to increases in mortgage loan origination fees of $22,000, other customer service fees of $16,000, and other income of $9,000, offset by a decrease in gains on sales of securities of $24,000. The increase in other customer service fees is due primarily to an increase in ATM/debit card fee income.

Other expenses increased by $166,000 and $545,000 during the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The increases are due to increases in salaries and employee benefits of $97,000 and $253,000, respectively, occupancy expense of $21,000 and $76,000, respectively, and other operating expense of $48,000 and $216,000, respectively. Salaries and employee benefits have increased due to annual salary increases and additional employees hired to staff the Free Home office. Occupancy expense increased due to the opening of the Free Home office in November 2004. Other operating expenses increased due to the additional expense of promoting and operating a new branch; write down of $33,000 and $71,000, respectively, on other real estate owned; and an increase in directors' fees of $14,000 and $34,000, respectively, due to an increase in fees paid to directors as specified in the Director Compensation of the 2005 Proxy Statement.

The provision for income taxes was $451,000 for the first nine months of 2005 (effective tax rate of 36%) as compared to $399,000 for the first nine months of 2004 (effective tax rate of 35%).

Overall, net income has increased by $127,000 and $63,000 for the third quarter and the first nine months of 2005, respectively, as compared to the same periods in 2004. The increases are due to increased net interest income, offset by higher other expenses.

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

          (b)  Reports on Form 8-K.

               On September 29, 2005, the Company filed a Form 8-K to report that Thomas L. Bower, III resigned from the position of director of Forsyth Bancshares, Inc. effective September 26, 2005.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FORSYTH BANCSHARES, INC.
                                        (Registrant)



DATE: November 10, 2005              BY:  /s/ Timothy M. Perry
      -----------------                  ---------------------------------------
                                         Timothy M. Perry, President and C.E.O.
                                         (Principal Executive Officer)


DATE: November 10, 2005              BY:  /s/ Timothy D. Foreman
      -----------------                  ---------------------------------------
                                         Timothy D. Foreman, Vice President,
                                         Secretary and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)